Form 10-Q
period 1996-06-30
CONTIFINANCIAL CORP
filed 1996-08-14
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q
               (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996
                                              -------------
                                    OR
                      OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              -----------    ------------
                                   1-14074
                            ------------------------
                            (Commission File Number)
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                            ContiFinancial Corporation
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                               13-3852588
  -----------------------------------                  -------------------
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

277 Park Avenue
New York, New York                                                  10172
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (212) 207-2800
                                                           --------------------

                                   no change
            ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              --      --
The Company had 44,378,953 shares of common stock outstanding as of
                ----------
August 8, 1996.
- --------------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

                           CONTIFINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets
                     as of June 30, 1996 and March 31, 1996
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                          June 30,    March 31,
                                                         ---------    ---------
                                                           1996          1996
                                                         ---------    ---------
                                   Assets
                                   ------
Cash and cash equivalents ............................   $  24,919    $  32,479
Securities purchased under agreements to resell ......     183,152      179,875
Interest-only and  Residual Certificates .............     223,802      293,218
Capitalized servicing fees receivable ................      14,816       11,689
Trade  receivables, net ..............................     418,783      352,325
Other ................................................      26,200       22,954
                                                         ---------    ---------
        Total assets .................................   $ 891,672    $ 892,540
                                                         =========    =========


                    Liabilities and Stockholders' Equity
                    ------------------------------------
Liabilities:
- ------------
Securities sold but not yet purchased .................  $ 184,546    $ 180,729
Payables to affiliates ................................    334,448      337,734
Other                                                       56,870       79,258
                                                         ---------    ---------

        Total liabilities .............................    575,864      597,721
                                                           -------      -------


Commitments and contingencies

Stockholders' equity:
- ---------------------
   Preferred stock  (par value $0.01 per share;
      25,000,000 shares authorized; none issued or
      outstanding at June 30, 1996 and March 31, 1996)          --           --
   Common stock (par value $0.01 per share; 250,000,000
      shares authorized; 44,378,953 shares issued and
      outstanding at June 30, 1996 and
       March 31, 1996) .................................       444          444
   Paid-in capital .....................................   294,701      294,701
   Retained earnings ...................................    42,081       22,648
   Deferred  Compensation ..............................   (21,418)     (22,974)
                                                           -------      -------
        Total stockholders' equity .....................   315,808      294,819
                                                           -------      -------
        Total liabilities and stockholders' equity ..... $ 891,672    $ 892,540
                                                         =========    =========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
                for the three months ended June 30, 1996 and 1995
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                   Three Months
                                                  Ended June 30,
                                             -------------------------
                                                 1996          1995
                                             -----------   -----------
Gross income
   Gain on sale of receivables ............. $    31,166   $    22,555
   Interest ................................      28,515        17,883
   Net servicing income ....................       9,073         4,766
   Other income ............................       1,009           968
                                             -----------   -----------
        Total gross income .................      69,763        46,172
                                             -----------   -----------

Expenses
   Compensation and benefits ..............       12,408         7,840
   Interest (includes $6,226 and $3,271
      for the three months ended
     June 30, 1996 and 1995, respectively,
     to affiliates) ........................      19,662        15,245
   Provision for loan losses ...............         219           148
   General and administrative ..............       4,779         3,257
                                             -----------   -----------
        Total expenses .....................      37,068        26,490
                                             -----------   -----------
Income before income taxes and
   minority interest ......................       32,695        19,682
Income taxes ..............................       13,262         7,656
                                             -----------   -----------
Income before minority interest ...........       19,433        12,026
Minority interest of subsidiary ...........           --         3,310
                                             -----------   -----------
        Net income ........................  $    19,433   $     8,716
                                             ===========   ===========

Primary and fully diluted earnings
  per common share ........................  $      0.44
                                             -----------
Fully diluted weighted average
  number of shares outstanding.............   44,043,368
                                             ===========
Primary weighted average number
  of shares outstanding ...................   43,898,281
                                             ===========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 1996 and 1995
                             (dollars in thousands)
                                   (unaudited)

                                                                              Three
                                                                              -----
                                                                       Months Ended June 30,
                                                                       ---------------------
                                                                        1996        1995
                                                                        ----        ----
Net cash provided by (used in) operating activities .............   $ (1,948)   $(89,020)
                                                                    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment ............................        (57)       (494)
                                                                    --------    --------
         Cash provided by (used in) investing activities ........        (57)       (494)
                                                                    --------    --------
Cash flows from financing activities:
   Net increase (decrease)  in due to affiliates ................     (5,555)     91,074
                                                                    --------    --------
          Net cash provided by (used in) financing activities ...     (5,555)     91,074
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents ............     (7,560)      1,560
Cash and cash equivalents at beginning of  period ...............     32,479       2,822
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $ 24,919    $  4,382
                                                                    ========    ========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1996
                             (dollars in thousands)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its directly wholly-owned subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal, recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications of 1995 amounts have been made to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently measured by the amortization over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company is currently evaluating the impact of SFAS 125 on its financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which was adopted on April 1, 1996. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or adopt a fair value based method of accounting for stock options as compensation expense over the service period (generally the vesting period) as defined in the new standard. SFAS 123 requires that if a company continues to account for stock options under Accounting Principles Board ("APB") Opinion No. 25, it must provide annual pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. The Company will continue to account for stock-based compensation under APB Opinion No. 25 and will make the required disclosures at March 31, 1997. As a result, the adoption of this standard did not have an impact on the Company's financial position or results of operations.

3. SUBSEQUENT EVENT

On July 5, 1996, the Company filed a registration statement with the United States Securities and Exchange Commission with respect to $300.0 million of Senior Notes due 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto, and the Company's Consolidated Financial Statements and notes thereto included in the Annual Report.

Financial Condition

June 30, 1996

Securities purchased under agreements to resell increased $3.3 million from $179.9 million at March 31, 1996 to $183.2 million at June 30, 1996. The Company hedges its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse, under its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities"), through the use of United States Treasury Securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. The increase in securities purchased under agreement to resell was primarily due to the increase in receivables held for sale, partially offset by the greater use of futures contracts.

Interest-only and residual certificates decreased $69.4 million from $293.2 million at March 31, 1996 to $223.8 million at June 30, 1996. This decrease represented $96.5 million of sales of such certificates and $10.1 million of collections partially offset by $30.0 million recorded during the three months ended June 30, 1996 related to new securitizations and recorded interest income of $7.2 million.

Capitalized servicing fees receivable increased $3.1 million from $11.7 million at March 31, 1996 to $14.8 million at June 30, 1996. This balance reflected the capitalization under SFAS 122 of $4.4 million of servicing rights partially offset by amortization of $1.3 million.

Trade receivables increased by a net amount of $66.5 million from $352.3 million at March 31, 1996 to $418.8 million at June 30, 1996. This increase was primarily due to a net increase in receivables held for sale from $296.2 million as of March 31, 1996 to $364.2 million at June 30, 1996. The net increase in receivables held for sale was primarily due to the investment of the cash proceeds available from the IPO and the sale of certain Excess Spread Receivables.

Other increased $3.2 million from $23.0 million at March 31, 1996 to $26.2 million at June 30, 1996. This increase is primarily due to an increase in other assets which consists of prepaid expenses, margin deposits and other real estate owned. The increase in these accounts was related to the increase in the Company's securitization volume.

Securities sold but not yet purchased increased $3.8 million from $180.7 million at March 31, 1996 to $184.5 million at June 30, 1996. The Company hedges its interest rate exposure on its receivables held for sale and other assets sold with recourse under its Purchase and Sale Facilities through the use of United States Treasury Securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. This increase was primarily due to the increase in the Company's securitization volume.

Payables to affiliates decreased $3.3 million from $337.7 million at March 31, 1996 to $334.4 million at June 30, 1996. The decrease was due to payments made pursuant to intercompany agreements with Continental Grain.

Other decreased $22.4 from $79.3 at March 31, 1996 to $56.9 at June 30, 1996. The decrease is primarily due to a decrease in accounts payable and accrued expenses resulting from a decrease in amounts payable under the Company's Purchase and Sale Facilities and due to the payment of the fiscal 1996 incentive accruals during the three months ended June 30, 1996.

Stockholders' equity increased $21.0 million from $294.8 million at March 31, 1996 to $315.8 million at June 30, 1996 due to net income of $19.4 million and the amortization of deferred compensation of $1.6 million.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

The Company's total gross income increased from $46.2 million for the three months ended June 30, 1995 to $69.8 million for the three months ended June 30, 1996, representing a 51% increase. Net income has increased from $8.7 million for the three months ended June 30, 1995 to $19.4 million for the three months ended June 30, 1996, representing a 123% increase.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:
                                                     Three Months Ended June 30,
                                                     ---------------------------
Gross income                                                1996      1995
                                                            ----      ----
   Gain on sale of receivables                             44.67%    48.85%
   Interest                                                40.87%    38.73%
   Net servicing income                                    13.01%    10.32%
   Other income                                             1.45%     2.10%
                                                          -------   -------
      Total gross income                                  100.00%   100.00%
                                                          -------   -------

Expenses
   Compensation and benefits                               17.79%    16.98%
   Interest                                                28.18%    33.02%
   Provision for loan losses                                0.31%     0.32%
   General and administrative                               6.85%     7.05%
                                                          -------   -------
     Total expenses                                        53.13%    57.37%
                                                          -------   -------
Income before income taxes and minority interest           46.87%    42.63%
Income taxes                                               19.01%    16.58%
Minority interest of subsidiary                             0.00%     7.17%
                                                          -------   -------
      Net income                                           27.86%    18.88%
                                                          =======   =======

Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker origination sources, as well as the Company's development of Strategic Alliances. The following table sets forth information regarding the components of the Company's total gross income in each of the three month periods ended June 30:

                                                   Three Months
                                                   Ended June 30,
                                                   --------------
                                                  (in thousands)
                                                   1996    1995
                                                   ----    ----
Gain on sale of receivables ................... $31,166 $22,555
Interest ......................................  28,515  17,883
Net servicing income ..........................   9,073   4,766
Other income ..................................   1,009     968
                                               -------- --------
   Total gross income ......................... $69,763 $46,172
                                               ======== ========

Gain on sale of receivables was the primary component of total gross income, comprising 45% and 49% of total gross income in the three months ended June 30, 1996 and 1995, respectively. Gain on sale of receivables as a percentage of total gross income was lower for the first quarter of fiscal 1997 due to an increase in servicing income associated with a larger servicing portfolio and balance of interest earning assets. Gain on sale of receivables increased $8.6 million or 38% for the three months ended June 30, 1996 as compared to the corresponding period in 1995.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of fixed rate home equity loans originated by ContiMortgage and Strategic Alliance clients of the Company to REMICs, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon the securitization of adjustable rate home equity loans, commercial and multi-family loans, self-storage facilities, Title I home improvement loans, franchise loans, small business loans and equipment leases which are sold into REMICs and whole loan and other trust structures (collectively, "Structured Finance Transactions").

The increase in the amount of gain on sale of receivables was due to an increased volume of loans and leases structured and a wider differential between the interest rate earned on the underlying securitized loans and leases and the pass-through rate paid to the securitization investors. The Company structured and sold $1.0 billion of mortgages and leases in the three months ended June 30, 1996, an increase of $0.5 billion from the three months ended June 30, 1995, which contributed $13.0 million of the increase in gain on sale of receivables.

The increase in gain on sale of receivables was also affected by the change in the yield curve (resulting in pass-through rates on Structured Finance Transactions increasing more rapidly than interest rates on loans and leases) resulted in a loss of 90 basis points in Excess Spread or a $4.4 million reduction in gain on sale of receivables in the three months ended June 30, 1996 as compared to the corresponding period in 1995. The combination of the $4.4 million decline due to a smaller rate differential and the $13.0 million increase due to increased securitization volume netted to a total increase in gain on sale of receivables from the three months ended June 30, 1996 to the three months ended June 30, 1995 of $8.6 million. The gain on sale of receivables as a percentage of loans securitized and sold for the three months ended June 30, 1996 and 1995 was 3.7% and 4.6%, respectively.

Interest income increased $10.6 million or 59% for the three months ended June 30, 1996 from the corresponding period in 1995. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $6.1 million to the increase between the three months ended June 30, 1996 and 1995. The increase in interest earned on loans originated and purchased was due primarily to the increase in the average balance of loans originated and purchased but not yet securitized during the periods, an increase of $410.6 million in the three months ended June 30, 1996 as compared to the corresponding period in 1995. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $4.5 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the three months ended June 30, 1996 as compared to the corresponding period in 1995.

Net servicing income increased $4.3 million or 90% for the three months ended June 30, 1996 compared to the corresponding period in 1995 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. The Company's loan servicing portfolio increased $1.7 billion or 68% to $4.3 billion from June 30, 1995 to June 30, 1996, contributing $2.5 million or 58% of the increase between the three months ending June 30, 1996 and 1995. Additionally, net servicing income increased by $1.8 million in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due to capitalized servicing income associated with the 131% increase in loan sales and securitization volume for the three months ended June 30, 1996 as compared to the corresponding period in 1995.

Other income remained relatively constant at $1.0 million for the three month periods ended June 30, 1996 and 1995. Other income consists primarily of "purchase premium refunds" received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" remained steady due to declines in the fee rates which offset increases in origination volume.

Expenses. Total expenses for the three months ended June 30, 1996 increased $10.6 million or 40% from the corresponding period in 1995. This increase in total expenses was due to the increase in number of employees, the granting of "restricted" common stock and costs associated with increased home equity volume.

The following table sets forth the components of the Company's expenses for the three months ended June 30, 1996 and 1995.

                                       Three Months
                                      Ended June 30,
                                      --------------
                                      (in thousands)
                                     1996       1995
                                     ----       ----
Compensation and benefits ......... $12,408    $ 7,840
Interest ..........................  19,662     15,245
Provision for loan losses .........     219        148
General and administrative ........   4,779      3,257
                                    -------    -------
   Total expenses ................. $37,068    $26,490
                                    =======    =======

Compensation and benefits expense increased $4.6 million or 58% for the three months ended June 30, 1996 compared to the corresponding period in 1995 due to the addition of new personnel, the restricted stock awards and commissions paid to certain employees on volume of loan originations. On June 30, 1996, the Company had 515 employees as compared to 291 employees on June 30, 1995, which primarily contributed to a $2.6 million increase in compensation costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, will vest between February 14, 1996 and March 31, 2000. The granting of "restricted" common stock increased the compensation expense for three months ended June 30, 1996 by $1.6 million. The commissions paid to certain ContiMortgage employees increased $0.4 million for the three months ended June 30, 1996 as compared to the corresponding period in 1995. Compensation and benefits expense represented 18% and 17% of total gross income for the three months ended June 30, 1996 and 1995, respectively.

Interest expense increased $4.5 million or 29% to $19.7 million for the three months ended June 30, 1996 as compared to $15.2 million for the corresponding period in 1995 primarily as a result of increased borrowings from Continental Grain and the costs of the sale, with limited recourse, of Excess Spread Receivables, partially offset by an overall decline in the cost of borrowing. The average borrowings from Continental Grain and Excess Spread Receivables sold, with limited recourse, increased by $255.7 million for the three months ended June 30, 1996 as compared to the corresponding period in 1995 resulting in a $4.6 million increase in interest expense. The decrease in the Company's combined interest rates by 7 basis points lowered interest expense by $0.1 million for the three months ended June 30, 1996 as compared to the corresponding period in 1995. The combination of the $0.1 million decline due to a lowered combined interest rate and the $4.6 million increase due to increased balances resulted in a net increase of $4.5 million in interest expense for the three months ended June 30, 1996 compared to the corresponding period in 1995.

Provision for loan losses increased to $0.2 million or 48% for the three months ended June 30, 1996 as compared to $0.1 million for the three months ended June 30, 1995. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding receivables. The increase in the three months ended June 30, 1996 as compared to the corresponding period in 1995 resulted from a determination of adequate reserves in light of actual loss experience.

General and administrative expenses increased $1.5 million or 47% for the three months ended June 30, 1996 compared to the corresponding period in 1995, and represented 7% of total gross income for the three months ended June 30, 1996 and 1995, respectively. The increase was due to the increase in costs associated with underwriting, originating and servicing higher loan volumes. In the three months ended June 30, 1996, the origination volume increased 52% as compared to the three months ended June 30, 1995.

Income Taxes. The Company is included in the consolidated Federal income tax return of Continental Grain. The Company's provision for income taxes was $13.3 million and $7.7 million for the three months ended June 30, 1996 and 1995, respectively. The increase in taxes of 73% for the three months ended June 30, 1996 compared to the corresponding period in 1995 was directly related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the three months ended June 30, 1996 increased to 40.6% from 38.9% in the comparable period in fiscal 1996 due to a change in the provision for state income taxes.

Minority Interest. Minority interest represents the portion of income before taxes and minority interest due to the 20% minority shareholders of ContiMortgage Corporation ("ContiMortgage"). Minority interest was $3.3 million for the three months ended June 30, 1995. The change in minority interest was directly related to the change in the Company's ownership percentage of ContiMortgage. On June 19, 1995, ContiTrade Services Corporation ("ContiTrade Services") effectively acquired control of the remaining 20% minority interest in ContiMortgage, which became a wholly-owned subsidiary of ContiTrade Services. Accordingly, the results of operations for the three months ended June 30, 1995 include approximately three months of minority interest of $3.3 million, while the comparable period of fiscal 1997 reflected 100% ownership of ContiMortgage during the period.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) overcollateralization or reserve accounts requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to its tax obligations under a tax sharing agreement with Continental Grain; and (vii) interest and principal payments under the notes payable; and (viii) the costs of the Purchase and Sale Facilities.

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis, which is expected to increase as the volume of its loan and asset purchases and originations increases and its securitization program grows. The Company securitized and sold in the secondary market $993.5 million of loans in the three months ended June 30, 1996 compared to $491.0 million in the three months ended June 30, 1995. The Company used $1.9 million of cash in operations during the three months ended June 30, 1996.

During the life of the REMICs, owner trusts or grantor trusts, the Company subordinates to the rights of holders of senior interests a portion of the Excess Spread otherwise due to the Company as a credit enhancement to support the sale of senior interests. The terms of the REMICs, owner trusts and grantor trusts generally require that the Excess Spread otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve account, or to repay the senior interests in order to increase overcollateralization to specified maximums. The value of such "deposit" accounts is included in the value of Excess Spread Receivables and the related gain on sale of receivables, net of necessary reserves for credit losses, if applicable.

In addition, the increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During the three months ended June 30, 1996, the Company recognized gain on sale of receivables in the amount of $31.2 million compared to $22.6 million for the corresponding period in 1995. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Purchase and Sale Facilities, the sale of Excess Spread Receivables and the financing provided by Continental Grain.

Through ContiTrade Services L.L.C. (ContiTrade), the Company has $1.45 billion of committed sale capacity under its Purchase and Sale Facilities with various financial institutions. The Purchase and Sale Facilities allow ContiTrade to sell, with limited recourse, interests in designated pools of loans and other assets. The Company has guaranteed ContiTrade's obligations under the Purchase and Sale Facilities. These agreements generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between August 1996 to June 1998. On June 30, 1996, the Company had utilized $596.8 million of the capacity under these facilities. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

In order to fund the Company's past growth, Continental Grain provided the Company with intercompany financing ("Intercompany Debt"). On February 14, 1996, the amount of Intercompany Debt was $384.7 million. The amount of Intercompany Debt fluctuates depending on the working capital needs of the Company. With the completion of the IPO, the Company transferred $60.7 million of its Excess Spread Receivables to Continental Grain in order to reduce the amount of the Intercompany Debt to $324.0 million. To refinance the remaining Intercompany Debt, simultaneously with the completion of the IPO, Continental Grain purchased from the Company a $125 million five-year note issued under an indenture (the "Indenture Note"), a $74 million four-year note (the "Four Year Note") and a $125 million Term Note (the "Term Note") for $324 million in aggregate (collectively, the "Notes"). The Indenture Note matures on February 14, 2001 with interest payable quarterly at a fixed rate of 7.96%. The principal amount of the Indenture Note is required to be repaid in four equal annual installments commencing on February 14, 1998. The Four Year Note matures on February 14, 2000 and pays interest semi-annually at a fixed rate of 8.02%. During the first two years after its issuance, interest on the Four Year Note will not be paid in cash but will accrue and be added to the principal amount of the Four Year Note. After February 14, 1998, interest on the Four Year Note will be payable in cash. The Term Note matures on September 30, 1997 with interest payable monthly at a variable rate equal to one month LIBOR plus 125 basis points, adjusted monthly. The Company's ability to refinance the Notes is subject to limitations contained in the Continental Grain debt agreements such as restrictions on the incurrence of debt and liens and other financial covenants.

In fiscal 1995, ContiSecurities Asset Funding Corp. ("CSAF"), began to sell certain Excess Spread Receivables to provide a source of cash flow to fund the Company's securitization program. During fiscal 1995, CSAF sold, with limited recourse, an interest in certain interest-only and residual certificates for $50.0 million which were outstanding at March 31, 1995. During the year ended March 31, 1996, CSAF sold an additional $54.5 million of certain interest-only and residual certificates with limited recourse. At March 31, 1996, $91.0 million of these aforementioned sales were outstanding. On April 1, 1996, CSAF sold $96.5 million of certain interest-only and residual certificates, and ContiFinancial, as well as Continental Grain, guaranteed CSAF's performance thereunder. Under the recourse provisions of the agreements, CSAF is responsible for losses incurred by the purchaser within an agreed-upon range. CSAF's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

The net proceeds from the IPO were used by the Company for general corporate purposes, including funding loan originations and purchases, supporting securitization transactions (including the retention of

Excess Spread Receivables) and other working capital needs. On July 5, 1996, the Company filed a registration statement with the United States Securities and Exchange Commission with respect to $300.0 million of Senior Notes due 2003. Sales of the loans, leases and other assets through securitizations, the sale of loans under the Purchase and Sale Facilities, the sale of Excess Spread Receivables and further issuances of debt (subject to the covenants of the Notes), together with cash on hand, are expected to be sufficient to fund the Company's liquidity requirements for at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. The Company has no commitments for additional financing and there can be no assurance that the Company will be successful in consummating any such financing transactions in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing or that the terms of the Continental Grain debt agreements will permit the Company to obtain such financing .

Certain Accounting Considerations

For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements, Part I, Item I.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of REMICs, owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread . The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at June 30, 1996 and March 31, 1996 is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

The Company recognizes the gain on sale of loans or other assets in the fiscal year in which such loans or other assets are sold, although cash (representing the Excess Spread and servicing fees) is received by the Company over the life of the loans or other assets. Concurrent with recognizing such gain on sale, the Company records the Excess Spread Receivable as an asset on its consolidated balance sheets. The Excess Spread Receivable is reduced as cash distributions are received from the securitization.

Due to the fact that the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Excess Spread, the amount of cash actually received over the lives of the loans or other assets normally exceeds the gain previously recognized at the time the loans or other assets were sold and therefore interest income is recognized over the life of the loans or other assets securitized. In periods subsequent to the sale, the Company may recognize an increase in fair value of Excess Spread Receivable as gain on sale of receivables to the extent that estimates of the loan pools future remaining lives exceed those originally projected. This estimate of extended life is performed by reviewing past prepayment experience and estimating future prepayment experience by considering numerous factors which include current market assumptions, the interest rate environment and economic factors. If actual prepayments with respect to sold loans occur faster or credit experience is worse than projected at the time such loans were sold, the carrying value of the Excess Spread Receivable may have to be written down through a charge to earnings in the period of adjustment. To date, the Company has not been required to record such a downward adjustment on its portfolio as a whole. The Company believes that one factor contributing to this positive experience is the Company's determination that over time home equity loan prepayments have been less volatile than conventional mortgage prepayments.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the cost associated with the right to service mortgage loans based on its relative fair value. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing fees receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

In July 1995, Wellington Funding & Business Consultants, Inc. ("Wellington") commenced an action against Continental Grain, ContiTrade Services Corporation and ContiFinancial Services in the Supreme Court of the State of New York, County of New York (the "Wellington Litigation"). This action involved a previously discontinued business. Wellington asserted claims for breach of contract and defamation. On July 3, 1996, after a two week trial, the jury returned a verdict in favor of Wellington for $11 million in compensatory and $30 million in punitive damages. The defendants believe the verdict is against the weight of the evidence and contrary to law and intend to seek to have the verdict overturned by the trial court or on appeal.

Under an indemnity from Continental Grain to ContiFinancial, Continental Grain is obligated to indemnify ContiFinancial for any loss arising from the Wellington Litigation. Based on the indemnity from Continental Grain and after consultation with legal counsel, the Company believes that the Wellington Litigation will not have a material effect on the consolidated financial position or results of operations.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          1. Mr. Donald L. Staheli, who is a Class I Director at the election to be held at the September 17, 1996 Annual Meeting of Stockholders, is a director of Prudential Life Insurance Company of America, Bankers Trust Company and Bankers Trust New York Corporation.

          2. Mr. John P. Tierney, who is a Class III Director, is a director of RCSB Financial, Inc. (a holding company for Rochester Community Savings Bank).

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
   No.    Description
- --------  -----------

10.1      Amended and Restated Indemnification Agreement

11.1      Computation of the Company's earnings per common share

27.1      Financial Data Schedule

(b)  Reports on Form 8-K.

      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ContiFinancial Corporation



Date                    Signature                         Title
- ----                    ---------                         -----
August 14, 1996         /s/ Jerome M. Perelson            Senior Vice President and Chief
- ---------------         ----------------------
                        Jerome M. Perelson                   Financial Officer (Principal
                                                             Financial Officer)

August 14, 1996         /s/ Susan E. O'Donovan            Vice President and Controller
- ---------------         ----------------------
                        Susan E. O'Donovan                   (Principal Accounting Officer)