Form 10-Q
period 1996-09-30
CONTIFINANCIAL CORP
filed 1996-11-14
CIK 1002130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  SEPTEMBER 30, 1996
                              OR
           OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

                                  1-14074
                           (Commission File Number)
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                        ContiFinancial Corporation
            (Exact name of registrant as specified in its charter)


            Delaware                                       13-3852588
(State or other jurisdiction of incorporation                (I.R.S.
or organization)                                  Employer Identification No.)

277 Park Avenue
New York, New York                                           10172
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:           (212) 207-2800


                                no change
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

The Company had 44,380,949 shares of common stock outstanding as of November 6, 1996.

   PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

                          CONTIFINANCIAL CORPORATION
                     Condensed Consolidated Balance Sheets
                  as of September 30, 1996 and March 31, 1996
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                               September 30,         MARCH 31,
                                                                                    1996                 1996
                                                                               --------------       -----------

                              Assets
Cash and cash equivalents                                                      $    42,822            $   32,479
Securities purchased under agreements to resell                                    397,123               179,875
Interest-only and residual certificates                                            270,012               293,218
Capitalized servicing fees receivable                                               19,082                11,689
Trade  receivables, net                                                            572,005               352,325
Other                                                                               36,010                22,954
                                                                               --------------       ------------
      Total assets                                                              $1,337,054            $  892,540
                                                                               ==============       ============

               Liabilities and Stockholders' Equity
Liabilities:
Securities sold but not yet purchased                                            $ 395,282             $ 180,729
Payables to affiliates                                                             224,873               337,734
Senior Notes                                                                       299,147                     -
Other                                                                               74,078                79,258
                                                                               --------------       ------------
      Total liabilities                                                            993,380               597,721
                                                                               --------------       ------------

Commitments and contingencies

Stockholders' equit:
   Preferred stock  (par value $0.01 per share; 25,000,000 shares authorized; none issued or outstanding at September 30, 1996 and
March 31, 1996)                                                                        -                     -

   Common stock (par value $0.01 per share;  250,000,000 shares authorized; 44,380,949 shares issued and outstanding at September 30,
1996 and March 31, 1996)                                                              444                   444

   Paid-in capital                                                                 294,742               294,701
   Retained earnings                                                                67,597                22,648
   Treasury stock (11,311 shares of common stock, at cost)                           (237)                     -
   Deferred compensation                                                          (18,872)              (22,974)
                                                                               --------------       ------------
      Total stockholders' equity                                                   343,674               294,819
                                                                               --------------       ------------
      Total liabilities and stockholders' equity                               $ 1,337,054           $   892,540
                                                                               ==============       ============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                          CONTIFINANCIAL  CORPORATION
                       Consolidated Statements of Income
        for the three and six months ended September 30, 1996 and 1995
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                   THREE MONTHS                           SIX MONTHS
                                                                 ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                         --------------------------------      -----------------------------
                                                              1996              1995               1996             1995
                                                         ------------     ----------------     -------------    ------------

Gross income
   Gain on sale of receivables                           $  44,203           $  37,589          $  75,369          $  60,144
   Interest                                                 33,179              25,082             61,694             42,965

   Net servicing income                                     10,893               7,320             19,966             12,086
   Other income                                              1,408                 840              2,417              1,808
                                                         ------------     ----------------     -------------    ------------
      Total gross income                                    89,683              70,831            159,446            117,003
                                                         ------------     ----------------     -------------    ------------

Expenses
   Compensation and benefits                                15,788              12,112             28,196             19,952
   Interest (includes $5,080, $6,065,
   $11,306 and $9,336 for the three and
   six months ended September 30, 1996
   and 1995, respectively, to                               24,326              22,273             43,988             37,518
   affiliates)


   Provision for loan losses                                 89.00              109.00             308.00             257.00
   General and administrative                                6,978               3,557             11,757              6,814
                                                         ------------     ----------------     -------------    ------------
      Total expenses                                        47,181              38,051             84,249             64,541
                                                         ------------     ----------------     -------------    ------------
Income before income taxes and
   minority interest                                        42,502              32,780             75,197             52,462
Income taxes                                                16,986              12,752             30,248             20,408
                                                         ------------     ----------------     -------------    ------------
Income before minority interest                             25,516              20,028             44,949             32,054
Minority interest of subsidiary                                  -                   -                  -              3,310
                                                         ------------     ----------------     -------------    ------------
      Net income                                      $     25,516           $  20,028      $      44,949      $      28,744
                                                         ============     ================     =============    ============
Primary and fully diluted earnings per
common share                                        $         0.58                         $         1.02
                                                         ============                          =============
Fully diluted weighted average number of
shares outstanding                                      43,949,105                             43,996,236
                                                         ============                          =============
Primary weighted average number of shares
outstanding                                             43,914,518                             43,906,400
                                                         ============                          =============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                          CONTIFINANCIAL CORPORATION
                Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1996 and 1995
                            (dollars in thousands)
                                  (unaudited)

                                                                               SIX MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                        1996                 1995
                                                                  -------------           -----------

Net cash used in operating activities                            $ (169,484)              $ (113,516)
                                                                  -------------           -----------
Cash flows from investing activities:
  Acquisition of minority interest in  ContiMortgage                       -                 (34,350)
  Purchase of property and equipment                                   (448)                    (729)
                                                                  -------------           -----------
         Cash used in investing activities                             (448)                 (35,079)
                                                                  -------------           -----------
 Cash flows from financing activities:
   Net decrease in payables to affiliates                          (122,000)                    --

   Net proceeds from issuance of Senior Notes                        293,136                    --

   Net increase  in due to affiliates                                 9,139                  151,082
                                                                  -------------           -----------
          Net cash provided by financing activities                 180,275                  151,082
                                                                  -------------           -----------
Net increase in cash and cash equivalents                            10,343                    2,487
Cash and cash equivalents at beginning of  period                    32,479                    2,822
                                                                  -------------           -----------
Cash and cash equivalents at end of period                    $      42,822              $     5,309
                                                                  =============           ===========


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                          CONTIFINANCIAL CORPORATION
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1996
                            (dollars in thousands)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its wholly-owned subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal, recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

3.  SENIOR NOTES

On August 14, 1996, the  Company issued $300 million of unsecured senior notes
(the "Senior Notes") due August  15,  2003.   Proceeds  to the Company, net of
underwriting fees and market discount were $293,136.

The Senior Notes bear interest at 8.375% payable semiannually on February 15 and August 15 commencing February 15, 1997. The Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus in each case accrued interest to the date of redemption.

The Company is required to comply with various operating and financial covenants as defined in the agreements governing the issuance of the Senior Notes. Among other restrictions, the Company has limitations on indebtedness and restricted payments.

The Senior Notes are equal in right of payment with all existing and future senior indebtedness of the Company and will be senior in right of payment to all future subordinated indebtedness of the Company.

Interest expense on the Senior Notes was $3,056 for the period from August 19, 1996 through September 30, 1996.

4.  PAYABLES TO AFFILIATES

In connection with the sale of the Senior Notes (as discussed in Note 3), the Company prepaid in full the $125,000 term note payable to Continental Grain Company ("Continental Grain") originally due on September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto, and the Company's audited consolidated financial statements and notes thereto included in the Annual Report. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements" section.

General

The Company is engaged in the consumer and commercial finance business by originating and servicing home equity loans and providing financing and asset securitization expertise to originators of a broad range of loans, leases and receivables. Through ContiMortgage Corporation ("ContiMortgage"), the Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The Company has strategic alliances with various originators of a broad range of consumer and commercial loans and other assets, ("Strategic Alliances"). Through ContiTrade Services L.L.C. ("ContiTrade") and ContiFinancial Services Corporation ("ContiFinancial Services"), an NASD broker/dealer, the Company provides financing and asset securitization expertise, respectively to ContiMortgage and its Strategic Alliance clients.

The Company's Strategic Alliance clients are originators of consumer and commercial loans, leases and receivables. The Company provides financing and asset securitization execution and expertise to the Strategic Alliance client while the client provides a consistent flow of securitizable assets to the Company. In certain Strategic Alliances, the Company receives interests ("Strategic Alliance Equity Interests") in the Strategic Alliance client. The realization of value on such Strategic Alliance Equity Interests is subject to many factors, including the future growth and profitability of the Strategic Alliance clients and the completion of initial public offerings by such Strategic Alliance clients.

On November 8, 1996, the Company purchased United Lending Group ("ULG"), a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States. ULG originates approximately $30 million of home equity and home improvement loans per month in 26 states. ContiMortgage will service the product originated by ULG and retained by the Company for securitization.

The following table presents loan portfolio data relating to the three and six month periods ended September 30, 1996 and 1995:

                                                  Three Months                    Six Months
                                               Ended September 30,            Ended September 30,
                                          ---------------------------    -----------------------------
Loan  Portfolio Data                           1996           1995            1996           1995
                                          ------------    -----------    ------------    -------------

ContiMortgage serviced loan portfolio       $4,852,045     $2,954,808      $4,852,045     $2,954,808
ContiMortgage loan originations               $885,407       $559,532      $1,563,535     $1,006,812
Securitizations and sales:
    ContiMortgage                             $814,420       $450,184      $1,507,374       $750,184
    Strategic alliances                        311,924        692,000         612,399        883,000
                                          ------------    -----------    ------------    -------------
Total securitizations and sales             $1,126,344     $1,142,184      $2,119,773     $1,633,184
                                          ============    ===========    ============    =============



Certain Accounting Considerations

For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements, Part I, Item I.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of REMICs, owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread. The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at September 30, 1996 and March 31, 1996 is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

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

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the cost associated with the right to service mortgage loans based on its relative fair value. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing fees receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment

Financial Condition

September 30, 1996

Securities purchased under agreements to resell increased $217.2 million from $179.9 million at March 31, 1996 to $397.1 million at September 30, 1996. The Company hedges its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse, under its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities"), through the use of United States Treasury Securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. The increase in securities purchased under agreement to resell was primarily due to the increase in receivables held for sale.

Interest-only and residual certificates decreased $23.2 million from $293.2 million at March 31, 1996 to $270.0 million at September 30, 1996. This decrease represented $96.5 million of sales of such certificates and $20.7 million of collections partially offset by $79.0 million recorded during the six months ended September 30, 1996 related to new securitizations and recorded interest income of $15.0 million.

Capitalized servicing fees receivable increased $7.4 million from $11.7 million at March 31, 1996 to $19.1 million at September 30, 1996. This balance reflected the capitalization of $10.2 million of servicing rights partially offset by amortization of $3.0 million.

Trade receivables increased by a net amount of $219.7 million from $352.3 million at March 31, 1996 to $572.0 million at September 30, 1996. This increase was primarily due to a net increase in receivables held for sale from $296.2 million as of March 31, 1996 to $487.5 million at September 30, 1996. The net increase in receivables held for sale was primarily due to the investment of the net cash proceeds available from the Company's initial public offering in February 1996 (the "IPO") and the sale of the $300.0 million Senior Notes, partially offset by the repayment of the $125.0 million term note ("the Term Note") payable to Continental Grain Company ("Continental Grain"), in addition to the sale of certain Excess Spread Receivables.

Other assets increased $13.0 million from $23.0 million at March 31, 1996 to $36.0 million at September 30, 1996. This increase is primarily due to an increase of approximately $11.0 million of deferred issuance costs on the Senior Notes.

Securities sold but not yet purchased increased $214.6 million from $180.7 million at March 31, 1996 to $395.3 million at September 30, 1996. The Company hedges its interest rate exposure on its receivables held for sale and other assets sold with recourse under its Purchase and Sale Facilities through the use of United States Treasury Securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. This increase in securities sold but not yet purchased was primarily due to the increase in receivables held for sale.

On August 14, 1996 the Company issued $300.0 million of unsecured senior notes ( the "Senior Notes") and received net proceeds of $293.1 million, after underwriting fees and market discount, resulting in the balance sheet increase from March 31, 1996. The Senior Notes were issued at a discount which is being amortized over the life of the Senior Notes, resulting in the balance of $299.1 million as of September 30, 1996.

Payables to affiliates decreased $112.8 million from $337.7 million at March 31, 1996 to $224.9 million at September 30, 1996. The decrease was primarily due to the prepayment of the $125.0 million Term Note payable to Continental Grain upon receipt of the proceeds from the issuance of the Senior Notes.

Other liabilities decreased $5.2 million from $79.3 million at March 31, 1996 to $74.1 million at September 30, 1996. The decrease is primarily due to a decrease in accounts payable and accrued expenses resulting from a decrease in amounts payable under the Purchase and Sale Facilities and due to the payment of the fiscal 1996 incentive accruals during the six months ended September 30, 1996.

Stockholders' equity increased $48.9 million from $294.8 million at March 31, 1996 to $343.7 million at September 30, 1996 due to net income of $44.9 million and the amortization of deferred compensation of $4.0 million.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's total gross income increased from $70.8 million for the three months ended September 30, 1995 to $89.7 million for the three months ended September 30, 1996, representing a 27% increase. Net income has increased from $20.0 million for the three months ended September 30, 1995 to $25.5 million for the three months ended September 30, 1996, representing a 27% increase.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:



                                                            Three Months
                                                        Ended September 30,
                                                        ---------------------
Gross income                                             1996           1995
                                                       --------      ---------
   Gain on sale of receivables                          49.29%         53.07%
   Interest                                             36.99%         35.41%
   Net servicing income                                 12.15%         10.33%
   Other income                                          1.57%          1.19%
                                                       --------      ---------
      Total gross income                               100.00%        100.00%
                                                       --------      ---------

Expenses
   Compensation and benefits                            17.61%         17.10%
   Interest                                             27.12%         31.45%
   Provision for loan losses                             0.10%          0.15%
   General and administrative                            7.78%          5.02%
                                                       --------      ---------
     Total expenses                                     52.61%         53.72%
                                                       --------      ---------

Income before income taxes and minority                 47.39%         46.28%
interest
Income taxes                                            18.94%         18.00%
Minority interest of subsidiary                          0.00%          0.00%
                                                       --------      ---------
      Net income                                        28.45%         28.28%
                                                       ========      =========





Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker home equity loan origination sources.

The following table sets forth information regarding the components of the Company's total gross income in each of the three month periods ended September 30:





                                                         THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                       1996            1995
                                                  -----------     -----------
                                                        (in thousands)
Gain on sale of receivables                         $44,203          $ 37,589
Interest                                             33,179            25,082
Net servicing income                                 10,893             7,320
Other income                                          1,408               840
                                                  -----------     -----------
   Total gross income                              $ 89,683          $ 70,831
                                                  ===========     ===========


Gain on sale of receivables was the primary component of total gross income, comprising 49% and 53% of total gross income in the three months ended September 30, 1996 and 1995, respectively. Gain on sale of receivables as a percentage of total gross income was lower for the second quarter of fiscal 1997 due to an increase in servicing income associated with a larger servicing portfolio and balance of interest earning assets. Gain on sale of receivables increased $6.6 million or 18% for the three months ended September 30, 1996 as compared to the corresponding period in 1995.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans, originated by ContiMortgage and Strategic Alliance clients of the Company, to REMICs, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon the securitization of commercial and multi-family loans, Title I home improvement loans, franchise loans, small business loans and equipment leases which are sold into REMICs and whole loan and other trust structures (collectively, "Structured Finance Transactions").

The increase in the amount of gain on sale of receivables was primarily due to a larger gain on sale percentage earned in the three months ended September 30, 1996 as compared to the corresponding period in 1995. The larger gain on sale percentage was due to an increased proportion of ContiMortgage securitizations which yield higher gain on sale percentages than securitizations and placements for Strategic Alliance clients. For the three months ended September 30, 1996, ContiMortgage securitizations represented 72% of total volume as compared to 39% for the three months ended September 30, 1995. This resulted in a gain of 63 basis points in Excess Spread or a $7.2 million increase in gain on sale of receivables in the three months ended September 30, 1996 as compared to the corresponding period in 1995.

The Company structured and sold $1.1 billion of mortgages and leases in the three months ended September 30, 1996, a slight decrease of $15.8 million from the three months ended September 30, 1995, which reduced the gain on sale of receivables by $0.6 million. The combination of the $7.2 million increase due to a higher gain on sale percentage partially offset by a $0.6 million increase due to decreased securitization volume netted to a total increase in gain on sale of receivables from the three months ended September 30,

1995 of $6.6 million. The gain on sale of receivables as a percentage of loans securitized and sold for the three months ended September 30, 1996 and 1995 was 3.9% and 3.3%, respectively.

Interest income increased $8.1 million or 32% for the three months ended September 30, 1996 from the corresponding period in 1995. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $4.6 million to the increase between the three months ended September 30, 1996 and 1995. The increase in interest earned on loans originated and purchased was due primarily to a $191.8 million increase in the average balance of loans originated and purchased but not yet securitized during the periods. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $3.5 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the three months ended September 30, 1996 as compared to the corresponding period in 1995.

Net servicing income increased $3.6 million or 49% for the three months ended September 30, 1996 compared to the corresponding period in 1995 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. The Company's loan servicing portfolio increased $1.9 billion or 64% to $4.9 billion from September 30, 1995 to September 30, 1996, contributing $2.9 million or a 72% increase between the three months ending September 30, 1995 and 1996. Additionally, net servicing income increased by $0.7 million in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 due to capitalized servicing income associated with the 81% increase in the ContiMortgage home equity loan sales and securitizations for the three months ended September 30, 1996 as compared to the corresponding period in 1995.

Other income increased $0.6 million or 68% for the three month period ended September 30, 1996 compared to the corresponding period in 1995. Other income consists primarily of "purchase premium refunds" received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased due to the increase in ContiMortgage origination volume.

Expenses. Total expenses for the three months ended September 30, 1996 increased $9.1 million or 24% from the corresponding period in 1995. This increase in total expenses was due to the increase in number of employees, the granting of "restricted" common stock and costs associated with increased home equity loan volume.

The following table sets forth the components of the Company's expenses for the three months ended September 30, 1996 and 1995.



                                                THREE MONTHS
                                              ENDED SEPTEMBER 30,
                                           --------------------------
                                               1996             1995
                                           -----------     -----------
                                                (in thousands)
Compensation and benefits                   $15,788          $12,112
Interest                                     24,326           22,273
Provision for loan losses                     89.00           109.00
General and administrative                    6,978            3,557
                                           -----------     -----------
    Total expenses                         $ 47,181        $  38,051
                                           ===========     ===========




Compensation and benefits expense increased $3.7 million or 30% for the three months ended September 30, 1996 compared to the corresponding period in 1995 due to the addition of new personnel, change in incentive compensation plans, the granting of restricted common stock and commissions paid to certain employees on volume of loan originations. On September 30, 1996, the Company had 532 employees as compared to 294 employees on September 30, 1995, which primarily contributed to a $2.8 million increase in salary partially offset by a $2.2 million decrease in incentive compensation for the three months ended September 30, 1996 as compared to the corresponding period in 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, vest between February 14, 1996 and March 31, 2000. The granting of "restricted" common stock increased the compensation expense for three months ended September 30, 1996 by $2.6 million compared to the corresponding period in 1995. The commissions paid to certain ContiMortgage employees increased $0.5 million for the three months ended September 30, 1996 as compared to the corresponding period in 1995. Compensation and benefits expense represented 18% and 17% of total gross income for the three months ended September 30, 1996 and 1995, respectively.

Interest expense increased $2.1 million or 9% to $24.3 million for the three months ended September 30, 1996 as compared to $22.2 million for the corresponding period in 1995 primarily as a result of interest expense associated with the issuance of the Senior Notes, the costs of the sale, with limited recourse, of certain Excess Spread Receivables and an overall increase in the cost of borrowing offset by decreased expenses from the Purchase and Sale Facilities and decreased borrowing from Continental Grain. The average borrowings from Continental Grain, Purchase and Sale Facilities, the Senior Notes and the Excess Spread Receivables sold, with limited recourse, increased by $96.2 million for the three months ended September 30, 1996, as compared to the corresponding period in 1995 resulting in a $1.7 million increase in interest expense. The increase in the Company's combined interest rates by 11 basis points increased interest expense by $0.4 million for the three months ended September 30, 1996 as compared to the corresponding period in 1995. The combination of the $0.4 million increase due to a higher combined interest rate and the $1.7 million increase due to increased balances resulted in a total increase of $2.1 million in interest expense for the three months ended September 30, 1996 compared to the corresponding period in 1995.

Provision for loan losses decreased to $0.09 million or 18% for the three months ended September 30, 1996 as compared to $0.1 million for the three months ended September 30, 1995. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under the Purchase and Sale Facilities, prior to securitization. Provision for credit losses recorded at securitization is reserved in the value of interest-only and residual certificates. The decrease in the three months ended September 30, 1996 as compared to the corresponding period in 1995 resulted from a determination of adequate reserves in light of actual loss experience.

General and administrative expenses increased $3.4 million or 96% for the three months ended September 30, 1996 compared to the corresponding period in 1995, and represented 8% and 5% of total gross income for the three months ended September 30, 1996 and 1995, respectively. The primary cause of the increase was a $2.0 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the three months ended September 30, 1996, the origination volume increased 58% as compared to the three months ended September 30, 1995. Increased expense related to the implementation of collection technology accounted for approximately $0.2 million of the increase. The remaining increase was due primarily to an increase in general and administrative expenses of $1.2 million related to the increase in the number of employees from 294 on September 30, 1995 to 532 on September 30, 1996.

Income Taxes. The Company is included in the consolidated Federal income tax return of Continental Grain. The Company's provision for income taxes was $17.0 million and $12.8 million for the three months ended September 30, 1996 and 1995, respectively. The increase in taxes of 33% for the three months ended September 30, 1996 compared to the corresponding period in 1995 was substantially related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the three months ended September 30, 1996 increased to 40.0% from 38.9% in the comparable period in fiscal 1996 due to a change in the provision for state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

The Company's total gross income increased from $117.0 million for the six months ended September 30, 1995 to $159.4 million for the six months ended September 30, 1996, representing a 36% increase. Net income has increased from $28.7 million for the six months ended September 30, 1995 to $44.9 million for the six months ended September 30, 1996, representing a 56% increase.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:



                                                           Six Months
                                                      Ended September 30,
                                                  -------------------------
Gross income                                        1996             1995
                                                 ----------      ----------


   Gain on sale of receivables                   47.27%              51.40%
   Interest                                      38.69%              36.72%
   Net servicing income                          12.52%              10.33%
   Other income                                   1.52%               1.55%
                                                 ----------      ----------
      Total gross income                        100.00%             100.00%
                                                -----------      ----------

Expenses
   Compensation and benefits                     17.69%              17.05%
   Interest                                      27.59%              32.07%
   Provision for loan losses                      0.19%               0.22%
   General and administrative                     7.37%               5.82%
                                                 ----------      ----------
     Total expenses                              52.84%              55.16%
                                                 ----------      ----------

Income before income taxes and minority          47.16%              44.84%
   interest
Income taxes                                     18.97%              17.44%
Minority interest of subsidiary                   0.00%               2.83%
                                                 ----------      ----------
      Net income                                 28.19%              24.57%
                                                 ----------      ----------

Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker home equity loan origination sources. The following table sets forth information regarding the components of the Company's total gross income in each of the six month periods ended September 30:




                                                 SIX MONTHS
                                             ENDED SEPTEMBER 30,
                                        --------------------------
                                            1996           1995
                                        -----------    -----------
                                             (in thousands)

Gain on sale of receivables              $75,369         $60,144
Interest                                  61,694          42,965
Net servicing income                      19,966          12,086
Other income                               2,417           1,808
                                        -----------    -----------
   Total gross income                   $159,446       $ 117,003
                                        ===========    ===========



Gain on sale of receivables was the primary component of total gross income, comprising 47% and 51% of total gross income in the six months ended September 30, 1996 and 1995, respectively. Gain on sale of receivables as a percentage of total gross income was lower for the six month ended September 30, 1996 due to an increase in servicing income associated with a larger servicing portfolio and balance of interest earning assets. Gain on sale of receivables increased $15.2 million or 25% for the six months ended September 30, 1996 as compared to the corresponding period in 1995.

The increase in the amount of gain on sale of receivables was due primarily to an increase in securitizations volume in addition to a larger gain on sale percentage in the six months ended September 30, 1996. The Company structured and sold $2.1 billion of mortgages and leases in the six months ended
September 30, 1996, an increase of $0.5 billion from the six months ended September 30, 1995 which contributed $12.1 million of the increase in gain on sale of receivables.

The larger gain on sale percentage was due to an increased proportion of ContiMortgage securitizations which yield higher gain on sale percentages than securitizations and placements for Strategic Alliance clients. For the six months ended September 30, 1996, ContiMortgage represented 78% of total volume as compared to 46% for the six months ended September 30, 1995. This shift in securitization type resulted in a gain of 19 basis points in Excess Spread or a $3.1 million increase in gain on sale of receivables in the six months ended September 30, 1996 as compared to the corresponding period in 1995. The combination of the $3.1 million increase due to the gain on sale on percentage and the $12.1 million increase due to increased securitization volume resulted in a total increase in gain on sale of receivables from the six months ended September 30, 1995 of $15.2 million. The gain on sale of receivables as a percentage of loans securitized and sold for the six months ended September 30, 1996 and 1995 was 3.9% and 3.7%, respectively.

Interest income increased $18.7 million or 44% for the six months ended September 30, 1996 from the corresponding period in 1995. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $10.7 million to the increase between the six months ended September 30, 1996 and 1995. The increase in interest earned on loans originated and purchased was due primarily to the increase in the average balance of loans originated and purchased but not yet securitized during the periods, an increase of $188.9 million in the six months ended September 30, 1996 as compared to the corresponding period in 1995. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $8.0 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the six months ended September 30, 1996 as compared to the corresponding period in 1995.

Net servicing income increased $7.9 million or 65% for the six months ended September 30, 1996 compared to the corresponding period in 1995 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. The Company's loan servicing portfolio increased $1.9 billion or 64% to $4.9 billion from September 30, 1995 to September 30, 1996, contributing $5.3 million or a 72% increase between the six months ending September 30, 1996 and 1995. Additionally, net servicing income increased by $2.6 million in the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 due to capitalized servicing income associated with the 101% increase in the volume of ContiMortgage loan sales and securitizations for the six months ended September 30, 1996 as compared to the corresponding period in 1995.

Other income increased $0.6 million or 34% for the six months ended September 30, 1996 compared to the corresponding period in 1995. Other income consists primarily of "purchase premium refunds" received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased due to increases in origination volume.

Expenses. Total expenses for the six months ended September 30, 1996 increased $19.7 million or 31% from the corresponding period in 1995. This increase in total expenses was due to the increase in number of employees, the granting of "restricted" common stock and costs associated with increased home equity loan volume.

The following table sets forth the components of the Company's expenses for the six months ended September 30, 1996 and 1995.



                                                Six Months
                                              Ended September 30,
                                          ------------------------
                                             1996           1995
                                          ---------      ---------
                                              (in thousands)
Compensation and benefits                 $28,196        $ 19,952
Interest                                   43,988          37,518
Provision for loan losses                  308.00          257.00
General and administrative                 11,757           6,814
                                          ---------      ---------
   Total expenses                         $84,249        $ 64,541
                                          =========      =========




Compensation and benefits expense increased $8.2 million or 41% for the six months ended September 30, 1996 compared to the corresponding period in 1995 due to the addition of new personnel, change in incentive compensation plans, the granting of restricted common stock and commissions paid to certain employees on volume of loan originations. On September 30, 1996, the Company had 532 employees as compared to 294 employees on September 30, 1995, which primarily contributed to a $5.4 million increase in salary offset by a $2.3 million decrease in incentive compensation for the six months ended September 30, 1996 as compared to the corresponding period in 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, vests between February 14, 1996 and March 31, 2000. The granting of "restricted" common stock increased the compensation expense for six months ended September 30, 1996 by $4.1 million. The commissions paid to certain ContiMortgage employees increased $1.0 million for the six months ended September 30, 1996 as compared to the corresponding period in 1995. Compensation and benefits expense represented 18% and 17% of total gross income for the six months ended September 30, 1996 and 1995, respectively.

Interest expense increased $6.5 million or 17% to $44.0 million for the six months ended September 30, 1996 as compared to $37.5 million for the corresponding period in 1995 primarily as a result of interest expense incurred in connection with the issuance of the Senior Notes, the costs of the sale, with limited recourse, of certain Excess Spread Receivables, increased borrowings from Continental Grain and an overall increase in the cost of borrowing offset by decreased expenses from the Purchase and Sale Facilities. The average borrowings from Continental Grain, Purchase and Sale Facilities, the Senior Notes and the Excess Spread Receivables sold, with limited recourse, increased by $176.3 million for the six months ended September 30, 1996, as compared to the corresponding period in 1995 resulting in a $6.2 million increase in interest expense. The increase in the Company's combined interest rates by 4 basis points increased interest expense by $0.3 million for the six months ended September 30, 1996 as compared to the corresponding period in 1995. The combination of the $0.3 million increase due to a higher combined interest rate and the $6.2 million increase due to increased balances resulted in a total increase of $6.5 million in interest expense for the six months ended September 30, 1996 compared to the corresponding period in 1995.

Provision for loan losses increased slightly to $0.31 million for the six months ended September 30, 1996 as compared to $0.26 million the six months ended September 30, 1995. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under Purchase and Sale Facilities, prior to sale or securitization. Provision for credit losses recorded at securitization is reserved in the value of interest-only and residual certificates. The slight increase in the six months ended September 30, 1996 as compared to the corresponding period in 1995 resulted from a determination of adequate reserves in light of actual loss experience.

General and administrative expenses increased $4.9 million or 73% for the six months ended September 30, 1996 compared to the corresponding period in 1995, and represented 7% and 6% of total gross income for the six months ended September 30, 1996 and 1995, respectively. The primary cause of the increase was a $2.7 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the six months ended September 30, 1996, the origination volume increased 55% as compared to the six months ended September 30, 1995. Expenses related to the implementation of collection technology accounted for approximately $0.3 million of the increase. The remaining increase was due primarily to an increase in general and administrative expenses related to the increase in the number of employees from 532 on September 30, 1996 as compared to 294 on September 30, 1995 of approximately $1.9 million.

Income Taxes. The Company is included in the consolidated Federal income tax return of Continental Grain. The Company's provision for income taxes was $30.2 million and $20.4 million for the six months ended September 30, 1996 and 1995, respectively. The increase in taxes of 48% for the six months ended September 30, 1996 compared to the corresponding period in 1995 was substantially related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the six months ended September 30, 1996 increased to 40.2% from 38.9% in the comparable period in fiscal 1996 due to a change in the provision for state income taxes.

Minority Interest. Minority interest represents the portion of income before taxes and minority interest due to the 20% minority shareholders of ContiMortgage. Minority interest was $3.3 million for the six months ended September 30, 1995. The change in minority interest was directly related to the change in the Company's ownership percentage of ContiMortgage. On June 19, 1995, ContiTrade Services Corporation ("ContiTrade Services") effectively acquired control of the remaining 20% minority interest in ContiMortgage, which became a wholly-owned subsidiary of ContiTrade Services. Accordingly, the results of operations for the six months ended September 30, 1995 include approximately three months of minority interest of $3.3 million, while the comparable period of fiscal 1997 reflected 100% ownership of ContiMortgage during the period.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve accounts requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to its tax obligations under a tax sharing agreement with Continental Grain; and (vii) interest and principal payments under the payables  to  affiliates  and  Senior  Notes;  and  (viii)  the  costs  of the
Purchase  and  Sale Facilities.   See "Forward-looking Statements".

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis, which is expected to increase as the volume of its loan and asset purchases and originations increases and its securitization program grows. See
"Forward-looking Statements". The Company securitized and sold in the secondary market $2.1 billion of loans in the six months ended September 30, 1996 compared to $1.6 billion in the six months ended September 30, 1995. The Company used $169.5 million of cash in operations during the six months ended September 30, 1996.

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

The increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During the six months ended September 30, 1996, the Company recognized gain on sale of receivables in the amount of $75.4 million compared to $60.1 million for the corresponding period in 1995. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Purchase and Sale Facilities, the sale of Excess Spread Receivables, the sale of $300.0 million of Senior Notes and the financing provided by Continental Grain.

Through ContiTrade, the Company had $1.45 billion of committed sale capacity under its Purchase and Sale Facilities with various financial institutions as of September 30,1996. The Purchase and Sale Facilities allow ContiTrade to sell, with limited recourse, interests in designated pools of loans and other assets. The Company has guaranteed ContiTrade's obligations under the
Purchase and Sale Facilities. These agreements generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between November 1996 and September 1998. On September 30, 1996, the Company had utilized $779.1 million of the capacity under these facilities. During October 1996, the Company obtained
a  new Purchase and Sale   Facility  with  a  capacity  of  $300.0  million.
The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

Since fiscal 1995, ContiSecurities Asset Funding Corp. ("CSAF"), has been selling certain Excess Spread Receivables, with limited recourse, to provide cash to fund the Company's securitization program. At March 31, 1996, $91.0 million of these sales were outstanding. On April 1, 1996, CSAF sold $96.5 million of certain interest-only and residual certificates, and ContiFinancial, as well as Continental Grain, guaranteed CSAF's performance thereunder. At September 30, 1996, $169.6 million of these sales were outstanding. Under the recourse provisions of the agreements, CSAF is responsible for losses incurred by the purchaser within an agreed-upon range. CSAF's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

On August 14, 1996, the Company issued $300 million of unsecured Senior Notes maturing August 15, 2003. The Senior Notes bear interest at 8.375% payable semiannually on February 15 and August 15 commencing February 15, 1997. The Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus in each case accrued interest to the date of redemption. Proceeds to the Company, net of underwriting fees and market discount were $293.1 million. Of this amount, $125.0 million was used by the Company to repay in full the Term Note payable to Continental Grain and the remaining funds have been used for general corporate purposes, including funding loan originations and purchases, supporting securitization transactions and other working capital needs.

In order to fund the Company's growth prior to the IPO, Continental Grain provided the Company with intercompany financing ("Intercompany Debt"). To refinance the Intercompany Debt, simultaneously with the completion of the IPO, Continental Grain purchased from the Company a $125 million five-year note issued under an indenture (the "Indenture Note"), a $74 million four-year note (the "Four Year Note") and the $125 million Term Note for $324 million in aggregate (collectively, the "Notes"). The Term Note was prepaid in full on August 19, 1996 after the Company's issuance of $300 million of unsecured Senior Notes as discussed above. The Company's ability to refinance the Notes is subject to limitations contained in the Continental Grain debt agreements such as restrictions on the incurrence of debt and liens and other financial covenants.

The net proceeds from the IPO and the issuance of the Senior Notes were used by the Company for general corporate purposes, including funding loan originations and purchases, supporting securitization transactions (including the retention of Excess Spread Receivables) and other working capital needs. Sales of the loans, leases and other assets through securitizations, the sale of loans under the Purchase and Sale Facilities, the sale of Excess Spread Receivables and further issuances of debt (subject to the covenants of the Notes), together with cash on hand, are expected to be sufficient to fund the Company's liquidity requirements for at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. The Company has no commitments for additional financing and there can be no assurance that the Company will be successful in consummating any such financing transactions in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing or that the terms of the Continental Grain debt agreements will permit the Company
to  obtain  such  financing.     See "Forward-looking Statements".

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, including interest rate risk, prepayment, delinquency and default rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company and Continental Grain, the degree to which the Company is leveraged, the Company's needs for financing, and other risks identified in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In July 1995, Wellington Funding & Business Consultants, Inc. ("Wellington") commenced an action against Continental Grain, ContiTrade Services Corporation and ContiFinancial Services in the Supreme Court of the State of New York, County of New York (the "Wellington Litigation"). This action involved a previously discontinued business. Wellington asserted claims for breach of contract and defamation. On July 3, 1996, after a two week trial, the jury returned a verdict in favor of Wellington for $11 million in compensatory and $30 million in punitive damages. The defendants believe the verdict is against the weight of the evidence and contrary to law and have sought to have the verdict overturned by the trial court or on and failing that will pursue appellate review.

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

       None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. Submission of Matters to a Vote of Security HOLDERS.

(a)  The annual meeting of shareholders  of  the  Company was held
   September 17, 1996.

(c)   Holders  of  common  shares  voted  at this meeting  on  the
  following  matters,  which  wereset  forth  in   full   in   the
  registrant's proxy statement dated July 26, 1996:

(i)  Election of Class I Directors


Nominee            For          Against        Abstain      Non-Vote

James E.          43,117,734     0.00          24,052         0.00
Moore

Donald L.         43,118,514     0.00          23,272         0.00
Staheli


(i) Appointment of Auditors

                    For          Against        Abstain      Non-Vote

                  43,130,770     2,250          8,766         0.00

Appointment of the firm of Arthur Andersen LLP as the independent accountants for the Company for the fiscal year ending March 31, 1997.

                     For          Against        Abstain      Non-Vote
(ii) Plan         40,319,263     1,808,233     10,335       1,003,955
Amendment:


To  approve  the  Company's  Section  162(m) Performance Based
Executive Bonus Plan.

Item 5. Other Information.

       None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit
        No.           Description

        10.2    Indenture - 8 3/8% Senior Notes due 2003

        10.3    First Amendment to Note Purchase Agreement

        10.4    First Supplemental Indenture

        11.2    Computation of the Company's earnings per common share

        27.1    Financial Data Schedule

        (b)  Reports on Form 8-K.

           None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ContiFinancial Corporation





Date                  Signature                Title


November 14, 1996     /s/ Jerome M. Perelson   Senior Vice President and Chief
                      Jerome M. Perelson          Financial Officer (Principal
                                                  Financial Officer)

November 14, 1996     /s/ Susan E. O'Donovan   Vice President and Controller
                      Susan E. O'Donovan          (Principal Accounting Officer)