Form 10-Q
period 1996-12-31
CONTIFINANCIAL CORP
filed 1997-02-14
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  (Mark One)
                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  December 31, 1996
                                            OR
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ___________

                                     1-14074
--------------------------------------------------------------------------------
                            (Commission File Number)

                  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


                           ContiFinancial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3852588
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

277 Park Avenue
New York, New York                                                      10172
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (212) 207-2800
                                                       -------------------------

                                    no change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 44,362,404 shares of common stock outstanding as of February 7, 1997.

                           CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                   as of December 31, 1996 and March 31, 1996
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                                          December 31,     March 31,
                                                                                              1996            1996
                                                                                          ------------     ---------
                                     Assets
Cash and cash equivalents                                                                 $   39,043      $   32,479
Restricted cash                                                                                3,321             620
Securities purchased under agreements to resell                                              508,950         179,875

Interest-only and  Residual Certificates                                                     338,012         293,218
Capitalized servicing fees receivable                                                         23,820          11,689
Trade Receivables:
   Receivables held for sale                                                                 481,596         303,679
   Other receivables                                                                          75,021          50,470
  Allowance for loan losses                                                                   (4,483)         (1,824)
                                                                                          ----------      ----------
Total trade  receivables, net                                                                552,134         352,325
                                                                                          ----------      ----------
Premises and equipment, net of accumulated depreciation of  $3,054
   and $2,497 as of December 31, 1996 and March 31, 1996, respectively                         6,854           3,906
Cost in excess of minority interest equity                                                    47,000          14,573
Other assets                                                                                  23,604           3,855
                                                                                          ----------      ----------
         Total assets                                                                     $1,542,738      $  892,540
                                                                                          ==========      ==========
                           Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses                                                     $  107,873      $   73,459
Securities sold but not yet purchased                                                        506,987         180,729
Payables to affiliates:
  Due to affiliates                                                                           40,245          13,734
  Notes payable                                                                              202,000         324,000
                                                                                          ----------      ----------
Total payables to affiliates                                                                 242,245         337,734
                                                                                          ----------      ----------
Senior Notes                                                                                 299,170              --
Other liabilities                                                                             11,169           5,799
                                                                                          ----------      ----------
         Total liabilities                                                                 1,167,444         597,721
                                                                                          ----------      ----------
Commitments and contingencies
Minority interest of subsidiary                                                                1,234              --
Stockholders' equity:
   Preferred stock  (par value $0.01 per share; 25,000,000 shares authorized;
      none issued or outstanding at December 31, 1996 and March 31, 1996)                         --              --
   Common stock (par value $0.01 per share; 250,000,000 shares authorized;
     44,380,949 and 44,347,018 shares issued and outstanding at December 31,
     1996 and 44,378,953 shares issued and outstanding at March  31, 1996)                       444             444
   Paid-in capital                                                                           294,742         294,701
   Retained earnings                                                                          96,622          22,648
   Treasury stock (33,931 shares of common stock, at cost)                                      (713)             --
   Deferred  Compensation                                                                    (17,035)        (22,974)
                                                                                          ----------      ----------
         Total stockholders' equity                                                          374,060         294,819
                                                                                          ----------      ----------
         Total liabilities and stockholders' equity                                       $1,542,738      $  892,540
                                                                                          ==========      ==========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
         for the three and nine months ended December 31, 1996 and 1995
                    (dollars in thousands, except share data)
                                   (unaudited)


                                                           Three Months             Nine Months
                                                        Ended December 31,       Ended December 31,
                                                         1996        1995        1996         1995
                                                     ------------   -------  ------------   --------
Gross income
   Gain on sale of receivables ....................  $     58,404   $40,887  $    133,773   $101,031
   Interest .......................................        48,273    18,370       109,967     61,335
   Net servicing income ...........................        12,420     8,180        32,386     20,266
   Other income ...................................         2,235       419         4,652      2,227
                                                     ------------   -------  ------------   --------
         Total gross income .......................       121,332    67,856       280,778    184,859
                                                     ------------   -------  ------------   --------
Expenses
   Compensation and benefits ......................        23,674    13,149        51,870     33,101
   Interest (includes $4,066, $7,251, $15,372
and $16,587 for the three and nine
months ended December 31, 1996 and 1995,
respectively, to affiliates) ......................        36,001    13,737        79,989     51,255

   Provision for loan losses ......................           994       110         1,302        367
   General and administrative .....................        13,073     4,146        24,830     10,960
                                                     ------------   -------  ------------   --------
         Total expenses ...........................        73,742    31,142       157,991     95,683
                                                     ------------   -------  ------------   --------
Income before income taxes and
   minority interest ..............................        47,590    36,714       122,787     89,176
Income taxes ......................................        18,944    14,281        49,192     34,689
                                                     ------------   -------  ------------   --------
Income before minority interest ...................        28,646    22,433        73,595     54,487
Minority interest of subsidiary ...................          (379)     --            (379)     3,310
                                                     ------------   -------  ------------   --------
         Net income ...............................  $     29,025   $22,433  $     73,974   $ 51,177
                                                     ============   =======  ============   ========
Primary and fully diluted earnings per
common share ......................................  $       0.66            $       1.68
                                                     ============            ============
Fully diluted weighted average number of shares
outstanding .......................................    44,282,407              44,091,627
                                                     ============            ============
Primary weighted average number of shares
outstanding .......................................    44,230,824              44,014,541
                                                     ============            ============

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
              for the nine months ended December 31, 1996 and 1995
                             (dollars in thousands)
                                   (unaudited)

                                                          Nine Months
                                                       Ended December 31,
                                                     ---------------------
                                                        1996        1995
                                                     ---------   ---------
Net cash used in operating activities .............  $(155,248)  $(252,226)
                                                     ---------   ---------
Cash flows from investing activities:
  Acquisition of majority owned subsidiaries ......    (32,075)    (34,350)
  Acquisition of minority interest in subsidiaries      (2,404)       --
  Purchase of property and equipment ..............     (1,356)       (976)
                                                     ---------   ---------
         Cash used in investing activities ........    (35,835)    (35,326)
                                                     ---------   ---------
 Cash flows from financing activities:
   Net decrease in notes payable to affiliates ....   (122,000)       --
   Net proceeds from issuance of Senior Notes .....    293,136        --
   Net increase  in due to affiliates .............     26,511     289,322
                                                     ---------   ---------
          Net cash provided by financing activities    197,647     289,322
                                                     ---------   ---------
Net increase in cash and cash equivalents .........      6,564       1,770
Cash and cash equivalents at beginning of  period .     32,479       2,822
                                                     ---------   ---------
Cash and cash equivalents at end of period ........  $  39,043   $   4,592
                                                     =========   =========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1996
                             (dollars in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its consolidated subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal, recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications of March 31, 1996 amounts have been made to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently measured by the amortization over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. However the Company expects that certain of the assets that it had financed under the Purchase and Sale Facilities prior to January 1, 1997 will not qualify for sale treatment under SFAS 125 and as a result will be accounted for on the balance sheet of the Company. SFAS 125 does not in any way effect the ability of the Company to finance these assets. The Company expects to replace the Purchase and Sale Facilities with repurchase agreements for those asset types which do not qualify for sale treatment. On December 31, 1996, approximately $398 million of such assets not qualifying for sale treatment would be accounted for on the balance sheet of the Company.

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

The Senior Notes bear interest at 8.375% payable semiannually on February 15 and August 15 commencing February 15, 1997. The Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

The Company is required to comply with various operating and financial covenants as set forth in the agreements governing the issuance of the Senior Notes. Among other restrictions, the Company must comply with limitations on indebtedness and restricted payments.

The Senior Notes are equal in right of payment with all existing and future senior indebtedness of the Company and will be senior in right of payment to all future subordinated indebtedness of the Company.

Interest expense on the Senior Notes was $6,121 and $9,177 for the three and nine months ended December 31, 1996, respectively.

4. PAYABLES TO AFFILIATES

In connection with the sale of the Senior Notes (as discussed in Note 3), the Company prepaid in full the $125,000 term note payable to Continental Grain Company ("Continental Grain") originally due on September 30, 1997.

5.  ACQUISITIONS

On November 8, 1996, the Company purchased 100% of the outstanding stock of California Lending Group, Inc. d/b/a United Lending Group, Inc. a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States. On November 15, 1996, the Company purchased 100% of the outstanding stock of Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc, a California-based wholesale and retail originator of fixed and adjustable rate home equity loans. On November 21, 1996, the Company purchased 53.5% of the common stock of Triad Financial Corporation, a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles. On December 16, 1996, the Company purchased 100% of the outstanding stock of Resource One Consumer Discount Company, Inc., a Pennsylvania-based home equity lender specializing in retail origination via direct mail, television, and telemarketing throughout the eastern and mid-western states. These transactions have been accounted for as purchases, and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The cumulative purchase price was $37.5 million. As a result of the acquisitions, $33.0 million of cost in excess of minority interest equity was recorded which will be amortized on a straight-line basis over a 25 year useful life. Certain of these acquisitions provide for payments which are contingent upon future earnings or employment of key management. Contingent purchase payments based on earnings will be recorded when determinable as cost in excess of minority interest equity. Contingent payments based on employment agreements which require the continuing employment of key management will be accounted for as compensation in the period earned. The Company has a right and obligation to purchase the remaining 46.5% of the common stock of Triad at any time subsequent to the effective date of the acquisition. The purchase price will be based upon the future earnings of Triad and will be recorded, when determinable. The excess of the purchase price over the fair value of the net assets acquired will be recorded as an increase in cost in excess of minority interest equity. The acquisitions are not material to the financial position or results of operations of the Company.

6. SUBSEQUENT EVENT

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility. The three-year facility has several interest rate pricing alternatives, including those based on LIBOR and federal funds rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto, and the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report. Certain statements under this caption constitute "forward-looking statements" under federal securities laws.
See "Forward-looking  Statements."

General

The Company is engaged in the consumer and commercial finance business by originating and servicing home equity loans and providing financing and asset securitization expertise to originators of a broad range of loans, leases and receivables. Through ContiMortgage Corporation ("ContiMortgage"), the Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The Company has strategic alliances with various originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). Through ContiTrade Services L.L.C. ("ContiTrade") the Company provides financing and asset securitization structuring expertise, and through ContiFinancial Services Corporation ("ContiFinancial Services"), an NASD broker/dealer, the Company provides placement services. In September 1996, the Company established ContiWest corporation, a Nevada corporation, to administer and underwrite a portion of the Company's origination portfolio.

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

In the third quarter of fiscal 1997, the Company acquired three home equity companies and one auto finance company to satisfy growth strategies of expanding into the western United States, diversifying into retail origination and owning other asset origination platforms with assets with which it has significant securitization experience. The four new loan origination subsidiaries, California Lending Group, Inc. d/b/a United Lending Group, Inc. ("ULG"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), Triad Financial Corporation ("Triad"), and Resource One Consumer Discount Company, Inc. ("Resource One"), collectively called (the "Acquisitions") are discussed below:

     o On November 8, 1996, the Company purchased 100% of the outstanding stock of ULG, a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States. ContiMortgage will service the product originated by ULG and retained by the Company for securitization.

     o On November 15, 1996, the Company, through its subsidiary ContiMortgage, purchased 100% of the outstanding stock of Royal. Royal is a California-headquartered wholesale and retail originator of fixed and adjustable rate home equity loans.

     o On November 21, 1996, the Company acquired a 53.5% equity interest in Triad, a California-based non-prime auto finance company. The Company has the right and obligation to acquire the common stock of Triad from existing shareholders.

     o On December 16, 1996, the Company, through its subsidiary ContiMortgage, purchased 100% of the outstanding stock of Resource One. Resource One, headquartered in Langhorne Pennsylvania, is a retail branch home equity loan originator that utilizes direct mail, television, telemarketing, referrals and other sources to generate loan inquires directly from borrowers.

The Acquisitions have been accounted for as purchases, and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The cumulative purchase price was $37.5 million, resulting in $33.0 million of cost in excess of minority interest equity which will be amortized on a straight-line basis over a 25 year useful life. Certain acquisition's terms contain payments which are contingent upon future earnings or employment of key management. Such contingent payments will be recorded as purchase price or compensation as is appropriate for the nature of the payments. The Company has a right and obligation to purchase the remaining 46.5% of the common stock of Triad at any time subsequent to the effective date of the acquisition. The purchase price will be determined based upon the future earnings of Triad and will be recorded, when determinable. The excess of the purchase price over the fair value of the net assets acquired will be recorded as an increase in cost in excess of minority interest equity. The Acquisitions are not material to the financial position or results of operations of the Company.

The following table presents loan portfolio data relating to the three and nine month periods ended December 31, 1996 and 1995:

                                                          Three Months                     Nine Months
                                                       Ended December 31,               Ended December 31,
                                                       ------------------               ------------------
Loan Portfolio Data                                    1996          1995              1996            1995
                                                     ----------    ----------       ----------      ----------
                                                                          (in thousands)
ContiMortgage serviced loan portfolio ..........     $5,699,145    $3,427,190       $5,699,145      $3,427,190
Home Equity loan originations ..................     $1,300,940      $648,160       $2,864,475      $1,654,972
Sub-prime Auto loan originations ...............        $12,428            --          $12,428              --
Securitizations and sales:
    ContiMortgage ..............................       $900,180      $650,086       $2,407,554      $1,400,270
    Strategic alliances ........................        309,609       489,680          922,008       1,372,680
                                                     ----------    ----------       ----------      ----------
Total securitizations and sales ................     $1,209,789    $1,139,766       $3,329,562      $2,772,950
                                                     ==========    ==========       ==========      ==========

Certain Accounting Considerations

For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statement.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of REMICs, owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread . The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at December 31, 1996 and March 31, 1996 is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

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

Financial Condition

December 31, 1996

Securities purchased under agreements to resell increased $329.1 million from $179.9 million at March 31, 1996 to $509.0 million at December 31, 1996. The Company hedges its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse, under its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities"), through the use of United States Treasury securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. The increase in securities purchased under agreements to resell was primarily due to the increase in receivables held for sale.

Interest-only and residual certificates increased $44.8 million from $293.2 million at March 31, 1996 to $338.0 million at December 31, 1996. Excluding the Acquisitions during the third quarter of fiscal 1997, interest-only and residual certificates increased by $43.7 million. This increase represented $150.2 million recorded during the nine months ended December 31, 1996 related to new securitizations and recorded interest income of $23.9 million partially offset by $96.5 million of sales of such certificates and $33.9 million of collections.

Capitalized servicing fees receivable increased $12.1 million from $11.7 million at March 31, 1996 to $23.8 million at December 31, 1996. This balance reflected the capitalization of $17.1 million of servicing rights partially offset by amortization of $5.0 million.

Trade receivables, net increased by $199.8 million from $352.3 million at March 31, 1996 to $552.1 million at December 31, 1996. Excluding the Acquisitions during the third quarter of fiscal 1997, trade receivables increased by $114.2 million. This increase was primarily due to a net increase in receivables held for sale from $303.7 million as of March 31, 1996 to $394.6 million at December 31, 1996. The net increase in receivables held for sale was primarily due to the investment of the net cash proceeds available from the Company's initial public offering in February 1996 (the "IPO"), the sale of the $300.0 million Senior Notes, and the sale of certain excess spread receivables partially offset by the repayment of the $125.0 million term note ("the Term Note") payable to Continental Grain Company ("Continental Grain"), in addition to the investment in the Acquisitions.

Premises and equipment, net of accumulated depreciation, increased by $3.0 million from $3.9 million at March 31, 1996 to $6.9 million at December 31, 1996. Excluding the Acquisitions during the third quarter of fiscal 1997, premises and equipment decreased by $0.04 million. This decrease was primarily as a result of office equipment acquisitions which were more than offset by the normal periodic depreciation of owned equipment.

Cost in excess of minority interest equity increased by $32.4 million from $14.6 million at March 31, 1996 to $47.0 million at December 31, 1996. The increase was primarily due to the Acquisitions during the third quarter of fiscal 1997.

Other assets increased $19.7 million from $3.9 million at March 31, 1996 to $23.6 million at December 31, 1996. Excluding the Acquisitions during the third quarter of fiscal 1997, other assets increased by $17.9 million. This increase is primarily due to an increase of approximately $10.6 million of deferred issuance costs on the Senior Notes and an increase of $4.2 million in escrow deposits.

Accounts payable and accrued expenses increased $34.4 million from $73.5 million at March 31, 1996 to $107.9 million at December 31, 1996. Excluding the Acquisitions during the third quarter of fiscal 1997, accounts payable and accrued expenses increased by $29.2 million. The balance increased primarily due to an increase in accrued interest payable due to the issuance of the Senior Notes, an increase in amounts due to brokers in relation to the purchase of loans and an increase in general accounts payable due to the increase in volume.

Securities sold but not yet purchased increased $326.3 million from $180.7 million at March 31, 1996 to $507.0 million at December 31, 1996. The Company hedges its interest rate exposure on its receivables held for sale, loans and other assets sold with recourse under its Purchase and Sale Facilities through the use of United States Treasury securities and futures contracts. Securities sold but not yet purchased are part of this hedging strategy. This increase in securities sold but not yet purchased was primarily due to the increase in receivables held for sale.

On August 14, 1996 the Company issued the $300.0 million Senior Notes and received net proceeds of $293.1 million, after underwriting fees and market discount, resulting in the balance sheet increase from March 31, 1996. The Senior Notes were issued at a discount which is being amortized over the life of the Senior Notes, resulting in the balance of $299.2 million as of December 31, 1996.

Payables to affiliates decreased $95.5 million from $337.7 million at March 31, 1996 to $242.2 million at December 31, 1996. The decrease was primarily due to the prepayment of the $125.0 million Term Note payable to Continental Grain upon receipt of the proceeds from the issuance of the Senior Notes offset by an increase in taxes payable to Continental Grain under the Company's tax sharing agreement due to increased pre-tax income.

Other liabilities increased $5.4 million from $5.8 million at March 31, 1996 to $11.2 million at December 31, 1996. The increase is primarily due to amounts recorded as deferred purchase price liabilities of the Acquisitions. Excluding the Acquisitions during the third quarter of fiscal 1997, other liabilities decreased by $0.7 million. The decrease is primarily due to a decrease in deferred income in connection with the origination and securitization of loans and other assets.

Stockholders' equity increased $79.2 million from $294.8 million at March 31, 1996 to $374.0 million at December 31, 1996 due to net income of $74.0 million and the amortization of deferred compensation of $5.2 million.

Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

The Company's total gross income increased from $67.9 million for the three months ended December 31, 1995 to $121.3 million for the three months ended December 31, 1996, representing a 79% increase. Excluding the Acquisitions during the third quarter of fiscal 1997, gross income increased by $42.8 million, or 63%. Net income increased from $22.4 million for the three months ended December 31, 1995 to $29.0 million for the three months ended December 31, 1996, representing a 29% increase. Excluding the Acquisitions during the third quarter of fiscal 1997, net income increased by $7.8 million, or 35%.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                              Three Months
                                                           Ended December 31,
                                                          --------------------
Gross income                                                1996        1995
                                                          -------      -------
   Gain on sale of receivables ........................    48.13%       60.26%
   Interest ...........................................    39.79%       27.07%
   Net servicing income ...............................    10.24%       12.05%
   Other income .......................................     1.84%        0.62%
                                                          -------      -------
      Total gross income ..............................   100.00%      100.00%
                                                          -------      -------
Expenses
   Compensation and benefits ..........................    19.51%       19.38%
   Interest ...........................................    29.67%       20.24%
   Provision for loan losses ..........................     0.82%        0.16%
   General and administrative .........................    10.78%        6.11%
                                                          -------      -------
     Total expenses ...................................    60.78%       45.89%
                                                          -------      -------
Income before income taxes and minority interest ......    39.22%       54.11%
Income taxes ..........................................    15.61%       21.05%
Minority interest of subsidiary .......................   (0.31%)        0.00%
                                                          -------      -------
      Net income ......................................    23.92%       33.06%
                                                          =======      =======

Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker home equity loan origination sources.

The following table sets forth information regarding the components of the Company's total gross income in each of the three month periods ended December 31:

                                                Three Months
                                             Ended December 31,
                                            --------------------
                                              1996        1995
                                            -------      -------
                                               (in thousands)
Gain on sale of receivables ............  $  58,404      $40,887
Interest ...............................     48,273       18,370
Net servicing income ...................     12,420        8,180
Other income ...........................      2,235          419
                                          ---------      -------
   Total gross income ..................  $ 121,332      $67,856
                                          =========      =======

Gain on sale of receivables was the primary component of total gross income, comprising 48% and 60% of total gross income in the three months ended December 31, 1996 and 1995, respectively. Gain on sale of receivables increased $17.5 million or 43% for the three months ended December 31, 1996 as compared to the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, gain on sale of receivables increased by $9.2 million or 22%. Gain on sale of receivables as a percentage of total gross income was lower for the third quarter of fiscal 1997 due to an increase in the outstanding balance of interest earning assets.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans, originated by ContiMortgage and Strategic Alliance clients of the Company, to REMICs, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon the securitization of commercial and multi-family loans, Title I home improvement loans, franchise loans, small business loans and equipment leases which are sold into REMICs and whole loan and other trust structures.

The increase in the amount of gain on sale of receivables was primarily due to a larger gain on sale percentage earned in the three months ended December 31, 1996 as compared to the corresponding period in 1995. The larger gain on sale percentage was due partially to an increased proportion of ContiMortgage securitizations which yield higher gain on sale percentages than securitizations and placements for Strategic Alliance clients. For the three months ended December 31, 1996, ContiMortgage securitizations represented $900.2 million of total volume as compared to $650.1 million for the three months ended December 31, 1995. This contributed to a gain of 55 basis points in Excess Spread or a $6.3 million increase in gain on sale of receivables in the three months ended December 31, 1996 as compared to the corresponding period in 1995.

The Company structured and sold $1.2 billion of mortgages and leases in the three months ended December 31, 1996, an increase of $70.0 million from the three months ended December 31, 1995, which increased the gain on sale of receivables by $2.9 million. The combination of the $6.3 million increase due to a higher gain on sale percentage and the $2.9 million increase due to increased volume resulted in a total increase in gain on sale of receivables from the three months ended December 31, 1995 of $9.2 million. The gain on sale of receivables as a percentage of loans securitized and sold for the three months ended December 31, 1996 and 1995 was 4.8% and 3.6%, respectively.

Interest income increased $29.9 million or 163% for the three months ended December 31, 1996 from the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, interest income increased by $28.5 million, or 155%. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $25.8 million to the increase between the three months ended December 31, 1996 and 1995. The increase in interest earned on loans originated and purchased was due primarily to a $951 million increase in the average balance of loans originated and purchased but not yet securitized during the periods. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $2.7 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the three months ended December 31, 1996 as compared to the corresponding period in 1995.

Net servicing income increased $4.2 million or 52% for the three months ended December 31, 1996 compared to the corresponding period in 1995 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. Excluding the Acquisitions during the third quarter of fiscal 1997, net servicing income increased by $4.1 million, or 51%. The Company's loan servicing portfolio increased $2.3 billion from $3.4 billion to $5.7 billion on December 31, 1995 as compared to December 31, 1996, contributing to a $3.4 million increase in net servicing income between the three months ending December 31, 1995 and 1996. Additionally, net servicing income increased by $0.7 million in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 due to capitalized servicing income associated with the 38% increase in the ContiMortgage home equity loan sales and securitizations for the three months ended December 31, 1996 as compared to the corresponding period in 1995.

Other income increased $1.8 million or 433% for the three month period ended December 31, 1996 compared to the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, other income increased by $0.9 million, or 215%. Other income consists primarily of "purchase premium refunds" received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased due to the increase in ContiMortgage origination volume.

Expenses. Total expenses for the three months ended December 31, 1996 increased $42.6 million or 137% from the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, total expenses increased by $29.9 million, or 96%. This increase in total expenses was due to the increase in number of employees, the granting of "restricted" common stock and costs associated with increased home equity loan volume.

The following table sets forth the components of the Company's expenses for the three months ended December 31, 1996 and 1995.

                                                Three Months
                                             Ended December 31,
                                            --------------------
                                              1996        1995
                                            -------      -------
                                               (in thousands)
Compensation and benefits ...............  $  23,674     $13,149
Interest ................................     36,001      13,737
Provision for loan losses ...............        994         110
General and administrative ..............     13,073       4,146
                                           ---------     -------
    Total expenses ......................  $  73,742     $31,142
                                           =========     =======

Compensation and benefits expense increased $10.5 million or 80.0% for the three months ended December 31, 1996 compared to the corresponding period in 1995. Excluding the Acquisitions during the quarter, compensation and benefits expense increased by $3.5 million, or 27%. This increase was primarily due to the addition of new personnel, changes in incentive compensation plans, the granting of restricted common stock and commissions paid to certain employees on volume of loan originations. On December 31, 1996, the Company had 1,346 employees, 692 from the Acquisitions, as compared to 332 employees on December 31, 1995, which primarily contributed to a $8.4 million increase in salary partially offset by a $5.0 million decrease in incentive compensation for the three months ended December 31, 1996 as compared to the corresponding period in 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, vests between February 14, 1996 and March 31, 2000. The granting of "restricted" common stock increased the compensation expense for three months ended December 31, 1996 by $1.1 million compared to the corresponding period in 1995. The commissions paid to certain ContiMortgage employees decreased $1.0 million for the three months ended December 31, 1996 as compared to the corresponding period in 1995. Compensation and benefits expense represented 20% and 19% of total gross income for the three months ended December 31, 1996 and 1995, respectively.

Interest expense increased $22.3 million or 163% to $36.0 million for the three months ended December 31, 1996 as compared to $13.7 million for the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, interest expense increased by $22.2 million, or 162% to $35.9 million. This increase was primarily a result of interest expense associated with the issuance of the Senior Notes, the costs of the sale, with limited recourse, of certain Excess Spread Receivables and an overall increase in the cost of borrowing offset by decreased expenses from the Purchase and Sale Facilities and decreased borrowing from Continental Grain. The average borrowings from Continental Grain, the Purchase and Sale Facilities, the Senior Notes and the Excess Spread Receivables sold, with limited recourse, increased by $1.3 billion for the three months ended December 31, 1996, as compared to the corresponding period in 1995 resulting in a $22.9 million increase in interest expense. The decrease in the Company's combined interest rates by 14 basis points decreased interest expense by $0.6 million for the three months ended December 31, 1996 as compared to the corresponding period in 1995. The combination of the $0.6 million decrease due to a lower combined interest rate and the $22.9 million increase due to increased balances resulted in a total increase of $22.3 million in interest expense for the three months ended December 31, 1996 compared to the corresponding period in 1995.

Provision for loan losses increased to $1.0 million for the three months ended December 31, 1996 as compared to $0.11 million for the three months ended December 31, 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, provision for loan losses increased by $.01 million, or 9%. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under the Purchase and Sale Facilities, prior to securitization. Provision for credit losses recorded at securitization is reserved in the value of interest-only and residual certificates. The slight increase in the three months ended December 31, 1996 as compared to the corresponding period in 1995 resulted from a determination of adequate reserves in light of actual loss experience.

General and administrative expenses increased $8.9 million or 215% for the three months ended December 31, 1996 compared to the corresponding period in 1995, and represented 11% and 6% of total gross income for the three months ended December 31, 1996 and 1995, respectively. Excluding the Acquisitions during the third quarter of fiscal 1997, general and administrative expenses increased by $4.2 million, or 102%. Other than the acquisitions, the primary cause of the increase was a $1.7 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the three months ended December 31, 1996, the origination volume increased 101% as compared to the three months ended December 31, 1995. Increased expense related to the implementation of collection technology accounted for approximately $0.7 million of the increase. The remaining increase was due primarily to an increase in general and administrative expenses of $1.8 million related to the increase in the number of employees to 654 on December 31, 1996, excluding employees of the Acquisitions, from 332 on December 31, 1995.

Income Taxes. The Company is included in the consolidated Federal income tax return of Continental Grain. The Company's provision for income taxes was $18.9 million and $14.3 million for the three months ended December 31, 1996 and 1995, respectively. The increase in taxes of 33% for the three months ended December 31, 1996 compared to the corresponding period in 1995 was substantially related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the three months ended December 31, 1996 increased to 40% from 39% in the comparable period in fiscal 1996 due to a change in the provision for state income taxes.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995

The Company's total gross income increased from $184.9 million for the nine months ended December 31, 1995 to $280.8 million for the nine months ended December 31, 1996, representing a 52% increase. Excluding the Acquisitions during the third quarter of fiscal 1997, gross income increased by $85.2 million or 46%. Net income has increased from $51.2 million for the nine months ended December 31, 1995 to $74.0 million for the nine months ended December 31, 1996, representing a 45% increase. Excluding the Acquisition during the third quarter of fiscal 1997, net income increase by $24.0 million or 47%.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                                 Nine Months
                                                              Ended December 31,
                                                            --------------------
                                                              1996        1995
                                                            -------      -------
Gross income
   Gain on sale of receivables ..........................    47.64%       54.65%
   Interest .............................................    39.17%       33.18%
   Net servicing income .................................    11.53%       10.96%
   Other income .........................................     1.66%        1.21%
                                                            -------      -------
      Total gross income ................................   100.00%      100.00%
                                                            -------      -------

Expenses
   Compensation and benefits ............................    18.47%       17.91%
   Interest .............................................    28.50%       27.72%
   Provision for loan losses ............................     0.46%        0.20%
   General and administrative ...........................     8.84%        5.93%
                                                            -------      -------
     Total expenses .....................................    56.27%       51.76%
                                                            -------      -------

Income before income taxes and minority interest ........    43.73%       48.24%
Income taxes ............................................    17.52%       18.77%
Minority interest of subsidiary .........................   (0.13%)        1.79%
                                                            -------      -------
      Net income ........................................    26.34%       27.68%
                                                            =======      =======

Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker origination sources. The following table sets forth information regarding the components of the Company's total gross income in each of the nine month periods ended December 31:

                                                Nine Months
                                             Ended December 31,
                                            --------------------
                                              1996        1995
                                            -------      -------
                                               (in thousands)
Gain on sale of receivables ............    $133,773   $101,031
Interest ...............................     109,967     61,335
Net servicing income ...................      32,386     20,266
Other income ...........................       4,652      2,227
                                            --------   --------
   Total gross income ..................    $280,778   $184,859
                                            ========   ========

Gain on sale of receivables was the primary component of total gross income, comprising 48% and 55% of total gross income in the nine months ended December 31, 1996 and 1995, respectively. Gain on sale of receivables as a percentage of total gross income was lower for the nine months ended December 31, 1996 due to an increase in servicing income associated with a larger servicing portfolio and a larger balance of interest earning assets. Gain on sale of receivables increased $32.7 million or 32% for the nine months ended December 31, 1996 as compared to the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, gain on sale of receivables increased by $24.4 million, or 24%.

The increase in the amount of gain on sale of receivables was due primarily to an increase in securitization volume in addition to a larger gain on sale percentage in the nine months ended December 31, 1996. The Company structured and sold $3.3 billion of mortgages and leases in the nine months ended December 31, 1996, an increase of $0.5 billion from the nine months ended December 31, 1995 which contributed $16.0 million of the increase in gain on sale of receivables.

The larger gain on sale percentage was due to an increased proportion of ContiMortgage securitizations which yield higher gain on sale percentages than securitizations and placements for Strategic Alliance clients. For the nine months ended December 31, 1996, ContiMortgage represented 72% of total volume as compared to 50% for the nine months ended December 31, 1995. This shift in securitization type resulted in a gain of 30 basis points in Excess Spread or an $8.4 million increase in gain on sale of receivables in the nine months ended December 31, 1996 as compared to the corresponding period in 1995. The combination of the $8.4 million increase due to the gain on sale percentage and the $16.0 million increase due to increased securitization volume resulted in a total increase in gain on sale of receivables, excluding the Acquisitions during the third quarter of fiscal 1997, of $24.4 million. The gain on sale of receivables as a percentage of loans securitized and sold for the nine months ended December 31, 1996 and 1995 was 4.0% and 3.6%, respectively.

Interest income increased $48.6 million or 79% for the nine months ended December 31, 1996 from the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, interest income increased by $47.2 million, or 77%. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $36.5 million to the increase between the nine months ended December 31, 1996 and 1995. The increase in interest earned on loans originated and purchased was due primarily to the increase in the average balance of loans originated and purchased but not yet securitized during the periods, an increase of $801.0 million in the nine months ended December 31, 1996 as compared to the corresponding period in 1995. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $10.7 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the nine months ended December 31, 1996 as compared to the corresponding period in 1995.

Net servicing income increased $12.1 million or 60% for the nine months ended December 31, 1996 compared to the corresponding period in 1995 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. The Company's loan servicing portfolio increased $2.3 billion or 66% to $5.7 billion from December 31, 1995 to December 31, 1996, contributing $8.7 million or 72% of the increase between the nine months ending December 31, 1996 and 1995. Additionally, net servicing income increased by $3.3 million in the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 due to capitalized servicing income associated with the 72% increase in the volume of ContiMortgage loan sales and securitizations for the nine months ended December 31, 1996 as compared to the corresponding period in 1995.

Other income increased $2.4 million or 109% for the nine months ended December 31, 1996 compared to the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, other income increased by $1.6 million, or 72%. Other income consists primarily of "purchase premium refunds" received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased due to increases in origination volume.

Expenses. Total expenses for the nine months ended December 31, 1996 increased $62.3 million or 65% from the corresponding period in 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, total expenses increased $49.6 million or 52%. This increase in total expenses was due to the increase in number of employees, the granting of "restricted" common stock and costs associated with increased home equity loan volume.

The following table sets forth the components of the Company's expenses for the nine months ended December 31, 1996 and 1995.

                                                 Nine Months
                                             Ended December 31,
                                            --------------------
                                              1996        1995
                                            -------      -------
                                               (in thousands)
Compensation and benefits ...............  $ 51,870     $ 33,101
Interest ................................    79,989       51,255
Provision for loan losses ...............     1,302          367
General and administrative ..............    24,830       10,960
                                           --------     --------
    Total expenses ......................  $157,991     $ 95,683
                                           ========     ========

Compensation and benefits expense increased $18.8 million or 57% for the nine months ended December 31, 1996 compared to the corresponding period in 1995 due to the addition of new personnel, change in incentive compensation plans, and the granting of restricted common stock. Excluding the Acquisitions during the third quarter of fiscal 1997, compensation and benefits expense increased by $11.7 million, or 35%. On December 31, 1996, the Company had 1,346 employees, 692 from the Acquisitions, as compared to 332 employees on December 31, 1995, which primarily contributed to a $20.9 million increase in salary, $7.0 million due to the Acquisitions, offset by a $7.3 million decrease in incentive compensation for the nine months ended December 31, 1996 as compared to the corresponding period in 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, vests between February 14, 1996 and March 31, 2000. The granting of "restricted" common stock increased the compensation expense for nine months ended December 31, 1996 by $5.2 million. Compensation and benefits expense represented 18% of total gross income for both the nine months ended December 31, 1996 and 1995.

Interest expense increased $28.7 million or 56% to $80.0 million for the nine months ended December 31, 1996 as compared to $51.3 million for the corresponding period in 1995 primarily as a result of interest expense incurred in connection with the issuance of the Senior Notes, the costs of the sale, with limited recourse, of certain Excess Spread Receivables and an overall increase in the cost of borrowing offset by decreased expenses from the Purchase and Sale Facilities and decreased borrowings from Continental Grain. The Acquisitions did not affect interest expense as the Acquisitions' external financing arrangements were terminated upon acquisition. The average borrowings from Continental Grain, Purchase and Sale Facilities, the Senior Notes and the Excess Spread Receivables sold, with limited recourse, increased by $533 million for the nine months ended December 31, 1996, as compared to the corresponding period in 1995 resulting in a $28.1 million increase in interest expense. The increase in the Company's combined interest rates by 5 basis points increased interest expense by $0.6 million for the nine months ended December 31, 1996 as compared to the corresponding period in 1995. The combination of the $0.6 million increase due to a higher combined interest rate and the $28.1 million increase due to increased balances resulted in a total increase of $28.7 million in interest expense for the nine months ended December 31, 1996 compared to the corresponding period in 1995.

Provision for loan losses increased $0.9 million to $1.3 million for the nine months ended December 31, 1996 as compared to $0.4 million the nine months ended December 31, 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, provision for loan loss increased by $0.1 million, or 16%. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under Purchase and Sale Facilities, prior to sale or securitization. Provision for credit losses recorded at securitization is reserved in the value of interest-only and residual certificates. The slight increase in the nine months ended December 31, 1996 as compared to the corresponding period in 1995 resulted from a determination of adequate reserves in light of actual loss experience.

General and administrative expenses increased $13.9 million or 126% for the nine months ended December 31, 1996 compared to the corresponding period in 1995, and represented 9% and 6% of total gross income for the nine months ended December 31, 1996 and 1995, respectively. Excluding the Acquisitions during the third quarter of fiscal 1997, general and administrative expenses increased by $9.2 million, or 84%. Other than the Acquisitions, the primary cause of the increase was a $4.8 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the nine months ended December 31, 1996, the origination volume increased 73% as compared to the nine months ended December 31, 1995. Expenses related to the implementation of collection technology accounted for approximately $1.0 million of the increase. The remaining increase was due primarily to an increase in general and administrative expenses related to the increase in the number of employees to 654 on December 31, 1996 , excluding employees of the Acquisitions, as compared to 332 on December 31, 1995 of approximately $3.4 million.

Income Taxes. The Company is included in the consolidated Federal income tax return of Continental Grain. The Company's provision for income taxes was $49.2 million and $34.7 million for the nine months ended December 31, 1996 and 1995, respectively. The increase in taxes of 42% for the nine months ended December 31, 1996 compared to the corresponding period in 1995 was substantially related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the nine months ended December 31, 1996 increased to 40% from 39% in the comparable period in fiscal 1996 due to a change in the provision for state income taxes.

Minority Interest. In fiscal 1996, minority interest represents the portion of income before taxes and minority interest due to the 20% minority shareholders of ContiMortgage. Minority interest was $3.3 million for the nine months ended December 31, 1995. The change in minority interest was directly related to the change in the Company's ownership percentage of ContiMortgage. On June 19, 1995, ContiTrade Services Corporation ("ContiTrade Services") effectively acquired control of the remaining 20% minority interest in ContiMortgage, which became a wholly-owned subsidiary of ContiTrade Services. Accordingly, the results of operations for the nine months ended December 31, 1995 include approximately three months of minority interest of $3.3 million, while the comparable period of fiscal 1997 reflected 100% ownership of ContiMortgage during the period.

In fiscal 1997, minority interest represents the portion of income before taxes and minority interest due to the 46.5% minority shareholders of Triad. On November 21, 1996, the Company acquired 53.5% of the common stock of Triad. Minority interest was ($0.4) million for the nine month ended December 31, 1996.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to its tax obligations under a Tax Sharing Agreement with Continental Grain; (vii) interest and principal payments under the payables to affiliates, and Senior Notes; (viii) the costs of the Purchase and Sale Facilities; (ix) interest payments under the unsecured revolving credit facility; and (x) the cost of any new acquisitions that the Company may pursue. See "Forward-looking Statements".

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis, which is expected to increase as the volume of its loan and asset purchases and originations increases and its securitization program grows. See "Forward-looking Statements". The Company securitized and sold in the secondary market $3.3 billion of loans in the nine months ended December 31, 1996 compared to $2.8 billion in the nine months ended December 31, 1995. The Company used $155.2 million of cash in operations during the nine months ended December 31, 1996.

During the life of the REMICs, owner trusts or grantor trusts, the Company subordinates to the rights of holders of senior interests a portion of the Excess Spread otherwise due to the Company as a credit enhancement to support the sale of senior interests. The terms of the REMICs, owner trusts and grantor trusts generally require that the Excess Spread otherwise payable to the Company during the early months of the trusts be used to increase the cash reserve account, or to repay the senior interests in order to increase over collateralization to specified maximums. The value of such "deposit" accounts is included in the value of Excess Spread Receivables and the related gain on sale of receivables, net of necessary reserves for credit losses, if applicable.

In addition, increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During the nine months ended December 31, 1996, the Company recognized gain on sale of receivables in the amount of $133.8 million compared to $101.0 million for the corresponding period in 1995. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Purchase and Sale Facilities, the sale of Excess Spread

Receivables, the sale of $300.0 million of unsecured Senior Notes, the unsecured revolving credit facility and the financing provided by Continental Grain. While the Company sells Excess Spread Receivables from time to time, there is no liquid market for such Excess Spread Receivables.

Through ContiTrade, the Company had $2.0 billion of committed sale capacity under its Purchase and Sale Facilities with various financial institutions as of December 31,1996. The Purchase and Sale Facilities allow ContiTrade to sell, with limited recourse, interests in designated pools of loans and other assets. The Company has guaranteed ContiTrade's obligations under the Purchase and Sale Facilities. These agreements generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between February 1997 and June 1998. On December 31, 1996, the Company had utilized $1.3 billion of the capacity under these facilities. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

Since fiscal 1995, ContiSecurities Asset Funding Corp. ("CSAF"), has been selling certain Excess Spread Receivables, with limited recourse, to provide cash to fund the Company's securitization program. On March 31, 1996, $91.0 million of these sales were outstanding. On April 1, 1996, CSAF sold $96.5 million of certain interest-only and residual certificates, and ContiFinancial, as well as Continental Grain, guaranteed CSAF's performance thereunder. At December 31, 1996, $155.4 million of these sales were outstanding. Under the recourse provisions of the agreements, CSAF is responsible for losses incurred by the purchaser within an agreed-upon range. CSAF's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

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

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility. The three-year facility has several interest rate pricing alternatives, including those based on LIBOR and federal funds rates. The facility will be used for general corporate and liquidity purposes.

In order to fund the Company's growth prior to the IPO, Continental Grain provided the Company with intercompany financing ("Intercompany Debt"). To refinance the Intercompany Debt, simultaneously with the completion of the IPO, Continental Grain purchased from the Company a $125 million five-year note issued under an indenture (the "Indenture Note"), a $74 million four-year note (the "Four Year Note") and the $125 million Term Note for $324 million in aggregate (collectively, the "Notes"). The Term Note was prepaid in full on August 19, 1996 after the Company's issuance of $300 million of unsecured Senior Notes as discussed above. The Company's ability to refinance the Notes is subject to limitations contained in the Continental Grain d ebt Agreements such as restrictions on the in currence of debt and liens and other financial covenants.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         For a description of certain litigation involving the Company, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
            No.        Description
         -------       -----------

         11.2          Computation of the Company's earnings per common share

         10.5          Revolving credit facility - Credit Agreement

         27.1          Financial Data Schedule

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ContiFinancial Corporation

Date                 Signature                 Title
----                 ---------                 -----

February 14, 1997    /s/ Daniel J. Willett     Senior Vice President and Chief
-----------------    ---------------------        Financial Officer (Principal
                     Daniel J. Willett            Financial Officer)


February 14, 1997    /s/ Susan E. O'Donovan    Vice President and Controller
-----------------    ----------------------       (Principal Accounting Officer)
                     Susan E. O'Donovan