Form 10-K
period 1997-03-31
CONTIFINANCIAL CORP
filed 1997-06-27
CIK 1002130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended March 31, 1997
                          OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to


                                     1-14074
                                     -------
                            (Commission File Number)

                           ContiFinancial Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                            13-3852588
   --------                                            ----------
(State of other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


277 Park Avenue
New York, New York                                        10172
------------------                                        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:          (212) 207-2800
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:
      Common Stock                             New York Stock Exchange
      ------------                             -----------------------
  (Title of each Class)             (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:

                                   None
                             (Title of Class)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

As of June 9, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $356,431,735.
                                     -------------

The  Company  had  47,623,984  shares of common  stock  outstanding  as of
June 9, 1997.      -----------

Document incorporated by reference:
The information required by Part III, Items 10,11,12 and 13, is incorporated by reference to ContiFinancial Corporation's proxy statement which will be filed with the Securities and Exchange Commission not more than 120 days after March 31, 1997.

                        ContiFinancial Corporation

                                Table of Contents


                                     PART I.
                                                                        Page
Item 1.   Business ..................................................... 3

Item 2.   Properties ................................................... 22

Item 3.   Legal Proceedings ............................................ 22

Item 4.   Submission of Matters to a Vote of Security Holders .......... 22


                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters .......................................... 23

Item 6.   Selected Financial Data ...................................... 24

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................... 26

Item 8.   Financial Statements and Supplementary Data .................. 40

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 67

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant ........... 68

Item 11.  Executive Compensation ....................................... 68

Item 12.  Security  Ownership of  Certain Beneficial Owners and ........ 68
          Management

Item 13.  Certain Relationships and Related Transactions ............... 68


                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K ......................................................... 68

           Signatures .................................................. 70

Item I.  Business.

General

ContiFinancial Corporation together with its subsidiaries, (collectively, the "Company" or "ContiFinancial"), engages in the consumer and commercial finance business by originating and servicing primarily home equity loans and providing financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. Securitization provides significant benefits, including greater operating leverage and reduced costs of funds, in the financing of assets, such as non-conforming home equity loans, equipment leases, home improvement loans, franchisee loans, commercial/multi-family loans, non-prime and sub-prime auto loans and leases, and timeshare loans. For the years ended March 31, 1997 and 1996, the Company originated or purchased $3.9 billion and $2.3 billion, respectively, of home equity loans through its subsidiary, ContiMortgage Corporation ("ContiMortgage") of which $3.6 billion and $2.0 billion, respectively, of these loans were securitized or sold. For the same periods, the Company securitized or sold $0.7 billion and $0.2 billion of commercial real estate loans, respectively, and $0.6 billion and $1.8 billion, respectively, of loans and other assets for its clients. In addition, during the year ended March 31, 1997, the Company securitized and sold $43.5 million of auto loans originated by its subsidiary Triad Financial Corporation ("Triad").

Through ContiMortgage, acquired in 1990, the Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. Loans are made to borrowers primarily for debt consolidation, home improvements, education or refinancing and are primarily secured by first mortgages on one- to four-family residential properties. ContiMortgage has devoted substantial resources and capital to (i) increasing its market penetration across the United States, (ii) expanding its broker loan network to complement its existing wholesale loan network, (iii) adding new loan products, and (iv) investing in information services and collection technologies.

There are two distinct factors that drive the expansion of the Company's home equity loan business -- growth in volume of loans and access to the capital markets to facilitate the most efficient sale of these loans through securitization. The Company believes it has a competitive advantage because the management of ContiMortgage is able to focus exclusively on expanding the volume of loans originated or purchased, enhancing loan underwriting efficiencies and building its servicing portfolio, while relying upon the professional staff of ContiTrade Services L.L.C. ("ContiTrade") and ContiFinancial Services Corporation ("ContiFinancial Services") to focus exclusively on providing warehouse financing, hedging and securitization structuring and placement services. This specific industry expertise enables the Company to minimize its financing costs and interest rate exposure and maximize the proceeds and profits from its securitizations and its growing servicing portfolio. From March 1991 through March 31, 1997, ContiMortgage has completed 27 AAA/Aaa-rated Real Estate Mortgage Investment Conduit ("REMIC") securitizations totaling $7.6 billion. As of March 31, 1997, ContiMortgage had a servicing portfolio of $6.4 billion.

During 1997, the Company moved towards achieving its strategic objectives of expanding and diversifying its loan origination methodology and product mix by acquiring three retail home equity loan originators. In November 1996, the Company purchased 100% of the outstanding stock of California Lending Group, Inc. d/b/a United Lending Group, Inc. ("ULG"), a west coast-based home equity lender specializing in retail originations through direct mail and telemarketing throughout the United States, and Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), a California-based wholesale and retail originator of home equity loans. In December 1996, the Company purchased Resource One Consumer Discount Company, Inc. ("Resource One"), a Pennsylvania-based home equity lender specializing in retail origination through direct mail, television, telemarketing, referrals and other sources to generate loan inquires directly from borrowers throughout the eastern and mid-western states. Collectively, ContiMortgage, ContiWest (defined below), ULG, Royal and Resource One are referred to as the "Home Equity Companies". In each case the companies acquired were former Strategic Alliances (as discussed below) or ContiMortgage loan origination sources.

During  the  year  ended  March  31,  1997,  the  Company  organized   ContiWest
Corporation ("ContiWest"), a Nevada corporation, to better administer and underwrite the Company's origination portfolio.

As part of the Company's strategic growth plan, the Company determined that the acquisition of originators and servicers of under-served securitizable asset classes other than home equity loans would provide diversity. The Company's growth strategy dictated that such acquisitions would only be made in asset classes in which the Company had significant securitization experience and the acquisition candidate had strong and experienced management. Consequently, in November 1996, the Company purchased 53.5% of the common stock of Triad, a corporation which the Company had previously had a Strategic Alliance (as discussed below) relationship. The Company purchased an additional 2.5% in January 1997 and has the right and obligation to purchase the remaining 44.0% over the next 4.5 years. Triad is a California-based auto finance company specializing in the origination of non-prime auto finance contracts for new and used vehicles. Non-prime auto loans and leases are originated to primarily "B" and "C" credit grade borrowers as opposed to sub-prime auto loans which are usually issued on a discount basis to "C-" and "D" credit grade borrowers.

The Company, through its subsidiary ContiTrade, provides financing and asset securitization structuring expertise and through its subsidiary ContiFinancial Services, provides placement services. In this area, ContiTrade's management and execution of ContiMortgage's financing, hedging and securitization needs has served as a model for the Company's strategic alliances with originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). The Company's strategy is to replicate its success with ContiMortgage by (i) targeting classes of consumer and commercial loans, leases, receivables and other assets, which have the potential to be financed more efficiently through securitization, (ii) identifying and establishing Strategic Alliances with originators of these assets that have experienced management teams, sophisticated systems and a proven track record of originating, underwriting, servicing and collecting consumer and commercial loans, leases, receivables and other assets, and (iii) securing from these originators a consistent flow of securitizable assets. The Company offers Strategic Alliance clients complete balance sheet liability management, including warehouse financing, interest rate hedging services and the structuring and placement of asset portfolios in the form of asset-backed securities. This allows the management of its Strategic Alliance clients to focus on expanding and improving asset origination and servicing.

The Company earns fees for the financing and asset securitization services provided to its Strategic Alliance clients. In addition, in order to support its Strategic Alliance clients and to further enhance its returns, the Company may take what it believes are manageable risk positions in its Strategic Alliances by purchasing whole loans (and issuing asset-backed securities and thus recognizing gain on sale) and providing financing of the subordinated classes of securitizations owned by its clients. In certain of its Strategic Alliances, the Company may receive warrants or warrant-like equity participations in Strategic Alliance clients or may otherwise seek to make equity investments in its Strategic Alliance clients (collectively, "Strategic Alliance Equity Interests"). The Company believes that its Strategic Alliance strategy results in the Company being less transaction oriented and more focused on increasing the long-term value of its Strategic Alliance clients.

The Company's successful execution of its Strategic Alliance strategy to date has resulted in the addition of the following new business lines and securitization volume from 1991 through March 31, 1997: 28 home equity loan securitizations representing $2.3 billion (for clients other than ContiMortgage), 19 equipment lease securitizations for $1.5 billion, five adjustable rate mortgage securitizations for $642 million, seven Title I home improvement loan securitizations for $245 million, six franchisee loan securitizations for $312 million, seven commercial/multi-family whole loan portfolio sales for $1.0 billion, five non-prime and sub-prime auto securitizations for $292 million and one small business loan securitization for $20 million.

The Company currently has nine active Strategic Alliances, three specialize in commercial loans and leases, two specialize in home equity loans, two focus on auto loans and the remainder focus on other asset classes.

Home Equity Loan Origination and Servicing

Through ContiMortgage, the Company is a leading originator, purchaser, seller and servicer of non-conventional home equity loans. ContiMortgage's home equity loan production has increased from $161.5 million for the year ended March 31, 1992 (its first full year of operations under the Company) to $3.9 billion for the year ended March 31, 1997, representing a 90% annual compound growth rate.

In September 1996, the Company organized ContiWest to better administer and underwrite the Company's origination portfolio.

The Company's home equity strategy is to continue its strong growth through geographic expansion, diversification of origination sources and investments in origination, servicing and collection information technology. One means of implementing this strategy was through the acquisitions of ULG, Royal and Resource One, as well as the organization of ContiWest. Royal and Resource One provide a retail branch network throughout the west, the mid-west and the northeast United States which complements ContiMortgage's and ContiWest's wholesale and small broker origination sources. ULG originates home equity loans and home improvement loans nationally through direct mail and telemarketing.

The source and geographic expansion that ULG, Royal and Resource One provide allows the Company to channel its home equity loan products to ContiMortgage which has been designated as the servicing and sales platform for the Company. The full implementation of this home equity growth strategy, through the completion of additional Strategic Alliances and strategic acquisitions, will allow the Company to build its market share by building a broad national penetration of all origination channels of the home equity market in the United States.

Loan Production

Origination. ContiMortgage's and ContiWest's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity which is typically secured by a first mortgage on the borrower's residence. Currently, over 90% of originations are secured by a first lien mortgage. Non-conforming home equity loans are home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that cannot be marketed to agencies, such as Ginnie Mae, Fannie Mae and Freddie Mac. The Company originates or purchases loans through ContiMortgage's headquarters in Horsham, Pennsylvania, ContiWest's headquarters in Las Vegas, Nevada and five regional offices nationwide. ContiMortgage obtains its loans through two primary sources in 48 states: wholesale, which represents loans purchased from mortgage bankers and commercial banks; and broker, which represents loans referred by brokers.

For fiscal year 1997, wholesale purchases accounted for approximately 78% of ContiMortgage's and ContiWest's loan production. The Company believes that wholesale loan sourcing provides a cost effective means of growing and sustaining origination volumes. Because wholesale sources underwrite loans to ContiMortgage's underwriting guidelines and fund those loans in their own name, wholesale sources deliver pre-approved loan packages to ContiMortgage and ContiWest typically in excess of $1.0 million in size. As a result, the general and administrative expenses of the Company associated with wholesale loan purchases are significantly less than when loans are purchased or originated on a loan-by-loan basis. For fiscal 1997, ContiMortgage and ContiWest purchased loans from approximately 160 wholesale sources with no one source accounting for more than 10% and the top five wholesale sources accounting for 19% of total wholesale loan production.

Towards achieving its strategic objective of expanding and diversifying its sources of home equity loan production, the Company recently acquired three home equity lenders involved in retail home equity loan production. In November 1996, the Company purchased ULG, a west coast-based home equity lender specializing in retail origination via direct mail and telemarketing throughout the United Sates and Royal, a California-based wholesale and retail originator of home equity loans. In December 1996, the Company purchased Resource One, a Pennsylvania-based home equity lender specializing in retail origination via direct mail, television, telemarketing, referrals and other sources throughout the eastern and mid-western states. The Company will securitize most of the home equity loans originated by these new subsidiaries through ContiMortgage. The Company believes these operations will contribute significantly to the Company's home equity loan production growth in the future.

Underwriting. All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the underwriting process, a credit package is submitted to the Company which includes a current appraisal from an independent appraiser, a property inspection, a credit report and a verification of employment. On a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines. However, any variations from guidelines must be approved by a senior underwriter or by an executive officer of ContiMortgage or ContiWest.

The Company generally purchases or originates loans which either fully amortize over a period not to exceed 360 months or provide for amortization over a 360-month schedule with a "balloon" payment required at the maturity date, which will not be less than five years after origination. The loan amounts generally range from a minimum of $10,000 to a maximum of $350,000, unless a higher amount is specifically approved. Management estimates that the current average home equity loan purchased or originated by ContiMortgage is approximately $64,000. ContiMortgage and ContiWest primarily purchase or originate non-purchase money first or second mortgage loans although ContiMortgage and ContiWest have programs for origination of certain purchase money first mortgages.

The homes used for collateral to secure the loans may be either residential (mostly primary residences, but also second and vacation homes) or investor-owned one- to four- family homes, condominiums or townhouses. Generally, each home must have a minimum appraised value of $35,000. Mobile housing or agricultural land are not accepted as collateral. In addition, mixed-use loans secured by owner-occupied properties, including one- to four-family and small multifamily residences, are made where the proceeds may be used for business purposes.

Each property proposed as security for a loan must be appraised not more than six months prior to the date of such loan. The combined loan-to-value ratio ("CLTV") of the first and second mortgages generally may not exceed 85%. If a prior mortgage exists, the Company first reviews the first mortgage history. If it contains open end, advance or negative amortization provisions, the maximum potential first mortgage balance is used in calculating the CLTV ratio which determines the maximum loan amount. The Company does not purchase or originate loans where the first mortgage contains a shared appreciation clause.

The Company also requires a credit report by an independent credit reporting agency which describes the applicant's credit history. The credit report should reflect all delinquencies of 30 days or more, repossessions, judgments, foreclosures, garnishments, bankruptcies, divorce actions and similar adverse credit events that can be discovered by a search of public records. Written verification is obtained on any first mortgage balance, its status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment on the first mortgage. All taxes and assessments not included in the monthly payment must be verified as current.

Each loan applicant is required to secure property insurance in an amount sufficient to cover the new loan and any prior mortgage. If the sum of the outstanding first mortgage, if any, and the home equity loan exceeds replacement value, insurance at least equal to replacement value may be accepted.

Quality Control. The purpose of the Company's quality control program is: (i) to monitor and improve the overall quality of loan production generated by ContiMortgage's regional offices, ContiWest and wholesale sources; and (ii) to identify and communicate to management, existing and/or potential underwriting and loan file packaging problems or areas of concern. Each month, the following sample of funded loans are examined: (i) a 10% random sample of all funded loans, (ii) a 1-3% random sample of loans underwritten at the maximum LTV ratio for such risk class of loans, (iii) a 1-3% random sample of loans with a debt-to-income ratio greater than 50%, (iv) a minimum of the first five loans from any new origination source, and (v) loans selected in accordance with such other criteria as may be determined by management. The quality control file review examines compliance with underwriting guidelines and federal and state regulations. This is accomplished through a focus on (i) accuracy of all credit and legal information, (ii) collateral analysis including re-appraisals of property (field or desk) and review of original appraisal, (iii) employment and income verification and (iv) legal document review to ensure that the appropriate documents are in place.

Loan Securitization

General. The primary funding strategy of the Company is to securitize loans purchased or originated. The Company's origination sources: ContiMortgage, ContiWest, ULG, Royal and Resource One (collectively, the "Home Equity Companies") benefit from the reduced cost of funds and greater leverage provided through securitization. Through March 31, 1997, ContiMortgage has completed 27 AAA/Aaa-rated REMIC securitizations totaling $7.6 billion. Management has structured the operations and processes of the Home Equity Companies specifically for the purpose of efficiently originating, underwriting, and servicing (ContiMortgage only) loans for securitization in order to meet the requirements of rating agencies, credit enhancers and AAA/Aaa-rated REMIC pass-through investors. The Company generally seeks to enter the public home equity securitization market on a quarterly basis.

In a securitization, the Company sells the loans that it has originated or purchased to a REMIC, owner trust or grantor trust, for a cash purchase price and an interest in the loans or other assets securitized (in the form of the excess spread). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected or allocated and the investor pass-through interest rate on the certificate balance, while the Company receives the Excess Spread. The Excess Spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the present value of the Excess Spread, less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at March 31, 1997 and 1996 is interest-only or residual certificates. Consequently, the Company's Consolidated Balance Sheets designate Excess Spread Receivable as "interest-only and residual certificates."

The  purchasers  of the  pass-through  certificates  receive  a  credit-enhanced security. Credit enhancement is generally achevied by the Company's subordination of their Excess Spread in the form of overcollateralization or spread account structured in two forms: (i) subordination of subsidiary class of bonds to senior classes; or (ii) an insurance policy by an AA/Aaa-rated monoline insurance company. As a result, each offering of the senior REMIC pass-through certificates has received ratings of AAA from Standard & Poor's Ratings Group and Fitch Investor Services, L.P. and Aaa from Moody's Investors Service.

The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the REMIC trusts require either: (i) the establishment of a reserve account that may be funded by cash or a letter of credit deposited by the Company, or (ii) the over collateralization of the REMIC trust, which is intended to result in receipts and collections on the loans exceeding the amounts required to be distributed to the holders of the senior REMIC pass-through certificates. If payment defaults exceed the amount in the reserve account or the amount of over collateralization, as applicable, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related REMIC trust or a subordinate class will bear the loss. To date, there have been no calls on any monoline insurance company policy obtained in any of the Company's securitizations.

Hedging. A fixed rate loan inventory held for sale will have a smaller Excess Spread if interest rates rise before the loans are sold. Conversely, falling rates expand the Excess Spread. As such, the Company actively hedges interest rate exposure through the use of United States Treasury securities and futures contracts.

Whole Loan Sales. From time to time, the Company will sell loans on a whole loan or loan participation basis when and where pricing is more attractive than that available through securitization. For the year ended March 31, 1997, ContiMortgage and ContiWest sold $452.6 million of home equity loans in whole loan sales or loan participations. Because cash is received when the loans are sold, the full gain on sale is recorded at the time of sale.

Loan Servicing

Overview. The Company generally retains the right to service the home equity loans it originates or purchases. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. As of March 31, 1997, ContiMortgage serviced 104,568 loans in 48 states with an outstanding balance of $6.4 billion, up 66% from March 31, 1996.

ContiMortgage has developed a sophisticated computer-based mortgage servicing operation that it believes enables it to provide effective and efficient processing of home equity loans. The key elements of any servicing operation are the quality and experience of the staff and the effectiveness of the computer software.

The servicing system is an on-line real time system. It provides payment-processing and cashiering functions, automated payoff statements, on-line collections, hazard insurance and tax monitoring and a full range of investor-reporting requirements. The monthly investor-reporting package includes a trial balance, accrued interest report, remittance report, and delinquency reports.

ContiMortgage is a Fannie Mae and Freddie Mac approved seller/servicer. As such, ContiMortgage is subject to a thorough due diligence of its policies, procedures, and business, and is qualified to underwrite, sell and service loans on behalf of both Fannie Mae and Freddie Mac. This designation is typically a prerequisite for loan securitization.

As of March 31, 1997, ContiMortgage's $6.4 billion servicing portfolio was earning a servicing fee of approximately 50 basis points per annum.

The pooling and servicing agreements which govern the distribution of cash flows within the REMIC trusts generally require that ContiMortgage, as servicer, advance interest (but not principal) on any delinquent loans to the holders of the senior interests in the related REMIC trust until satisfaction of the note, liquidation of the mortgaged property or charge-off of the loan to the extent ContiMortgage deems such advances of interest to be ultimately recoverable. To the extent there are any realized losses on loans, such losses are paid out of the related reserve account, out of principal and interest payments on over collateralized amounts or, if necessary, from the related monoline insurance company policy.

Collections. The ContiMortgage collection department is organized into three divisions (two collection divisions and one default division), each led by a collection supervisor. The collection divisions are comprised of six teams, consisting of one team leader and seven loan counselors whose responsibilities include contacting first payment defaults that are one to ten days delinquent and post 30-day delinquent accounts with balances over $100,000. In March 1996, each collection division was restructured to include an auto-dial team of collectors to handle pre 30-day delinquent accounts. In addition, there is a loss mitigation team which generally contacts mortgagors who are three payments in arrears to determine if a special forbearance repayment agreement can be arranged or if foreclosure action needs to be initiated. In certain cases, delinquent loans are forwarded to the default division for legal action by a foreclosure or bankruptcy team. If a property is acquired through foreclosure, the Company will market the property for liquidation of the asset and recovery.

Generally, collection activity will commence once a loan has not been paid within five days of the due date. Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of action. On or about the 45th day of delinquency, each property is typically inspected. The inspection indicates if the property is occupied or vacant, the general condition of the property, whether the condition is deteriorating, and a recommendation for securing, repair or maintenance. Borrowers usually will be contacted by telephone at least five times and also by written correspondence before the loan becomes more than 60 days delinquent. Collection activity on accounts 60 days or more delinquent typically emphasize curing the delinquency, including the use of formal forbearance, refinance and voluntary liquidation and other means directed at completely curing the delinquency. In most cases, accounts that cannot be cured by reasonable means will be moved to foreclosure as soon as all legal documentation permits.

Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to an up-to-date status may be authorized by the collection supervisor. In any event, it is the Company's policy to work with the delinquent customer to resolve the past due balance before legal action is initiated.

Mortgaged properties securing loans that are more than 60 days delinquent, including loans in foreclosure, are typically inspected on a monthly basis. In most cases, the cost of these inspections will be advanced by ContiMortgage and charged to the individual escrow accounts of the borrowers. The Company expects that the cost of inspections generally will be recovered through reinstatement, liquidation or payoff. The collection supervisor generally reviews each inspection report and takes whatever corrective action is necessary. The cost to secure, winterize or maintain a property are typically charged to the borrower's escrow account. If and when a property moves to foreclosure status, a foreclosure coordinator will review all previous inspection reports, evaluate the lien and equity position and obtain any additional information as necessary. The ultimate decision to foreclose, after all necessary information is obtained, is made by an officer of ContiMortgage.

Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) ContiMortgage discovers circumstances indicating potential loss exposure.

Credit Quality of Home Equity Loan Servicing Portfolio.

The   following   table   illustrates   ContiMortgage's   delinquency   and
charge-off experience with respect to its home equity loan portfolio:

                   Delinquency and Default Experience of
                    ContiMortgage's Servicing Portfolio
                           of Home Equity Loans

                                   --

                                                                 At March 31
                                1997              1996            1995             1994           1993
                              Principal        Principal        Principal        Principal      Principal
                              Balance           Balance          Balance          Balance        Balance
                                                           (dollars in thousands)
Portfolio .........       $   6,423,376    $   3,863,575    $   2,192,190    $   1,105,393    $   484,857
Delinquency
   percentage (1)
  30-59 days ......               2.18%            1.81%            0.83%            0.51%          0.49%
  60-89 days ......               0.68%            0.47%            0.36%            0.19%          0.27%
  90 days and over                0.38%            0.23%            0.45%            0.27%          0.44%
  Total delinquency               3.24%            2.51%            1.64%            0.97%          1.20%
  Total delinquency
      amount ......      $     208,084     $      97,082     $      35,980    $     10,036    $     5,794

Default percentage
                                                                                                   (2)
  Foreclosure .....               2.90%            2.42%            0.46%            0.53%          0.83%
  Bankruptcy ......               1.15%            0.74%            0.41%            0.23%          0.69%
  Real estate owned               0.52%            0.13%            0.09%            0.05%          0.18%
  Forbearance .....               0.13%            0.25%            0.20%            N/A              N/A
  Total default ...               4.70%            3.54%            1.16%            0.81%          1.70%
  Total default
      amount ......       $     302,164    $     136,796        $ 25,486          $ 9,615     $     8,263
 ---------------
(1) The  delinquency  percentages  represent  the percent of the  portfolio balance of home equity loans for which payments are  contractually  past due,  exclusive of home equity loans in  foreclosure,  bankruptcy,  real estate owned or forbearance.

(2) The default percentages represent the percent of the portfolio balance of home equity loans in foreclosure, bankruptcy, real estate owned or forbearance.

The following table illustrates ContiMortgage's loan loss experience with respect to its home equity loan portfolio:

                            Loan Loss Experience on
                       ContiMortgage's Servicing Portfolio
                              of Home Equity Loans

                                                                   Years Ended March 31,
                                                                  (dollars in thousands)
                                           1997         1996          1995            1994          1993

Average Amount Outstanding (1) .....   $ 4,845,30    $ 2,858,790    $1,663,865    $  745,351    $  396,910
  Net losses (2) ...................   $   12,767    $     3,781    $    1,313    $    1,108    $    1,076
  Net Losses after Recoveries (3) ..   $   12,719    $     3,686    $    1,308    $    1,108    $    1,036
  Net Losses as a percentage
   of average amount outstanding ...        0.26%         0.13%         0.08%         0.15%         0.26%
 ----------
(1) The  average of the  aggregate  principal  balances  of the home equity loans  outstanding  on the last  business  day of each month  during the year.

(2) Actual losses  incurred on liquidated  properties  for each  respective
    period.  Losses  include  all  principal,   foreclosure  costs  and  all
    accrued interest.

(3) Net losses after recoveries from deficiency judgments (net of expenses).

In fiscal 1994, the Company made a strategic decision to increase its mix of higher yielding, lower loan-to-value B, C, and D grade loans. The ratings are those employed by the Company in its grading system, which the Company believes is similar to grading systems used in the non-conforming home equity loan industry. As a result of this strategic decision, delinquency levels have increased as anticipated and are expected to continue to increase as the loan mix shifts toward more B, C and D loans and such types of loans in the portfolio become more seasoned. The Company believes that this increase in delinquency levels is more than offset by the higher yields associated with B, C and D loans and the lower loan-to-value ratios which provide a larger equity cushion against loss in the event of foreclosure.

The following chart generally outlines certain parameters of the credit grades of ContiMortgage's and ContiWest's current underwriting guidelines:

                        Description of Credit Grades


                "A" CREDIT    "B" CREDIT    "C" CREDIT    "D" CREDIT
                GRADE         GRADE         GRADE         GRADE


General         Has good      Pays the      Marginal      Designed to
Repayment       credit but    majority of   credit        provide a
                might have    accounts on   history       borrower
                some minor    time but has  which is      with poor
                delinquency.  some 30-      offset by     credit
                              and/or        other         history an
                              60-day        positive      opportunity
                              delinquency.  attributes.   to correct
                                                          past credit
                                                          problems
                                                          through
                                                          lower
                                                          monthly
                                                          payments.


Existing         Current at    Current at    Cannot        Must be paid
Mortgage Loans  application   application   exceed four   in full from
                time and a    time and a    30-day        loan
                maximum of    maximum of    delinquencies proceeds and
                two 30-day    three 30-day  or one        no more than
                delinquencies delinquencies 60-day        119 days'
                in the past   in the past   delinquency   delinquency.
                12 months.    12 months.    in the past
                                            12 months.


Non-Mortgage    Major credit  Major credit  Major credit  Major and
Credit          and           and           and           minor credit
                installment   installment   installment   delinquency
                debt should   debt can      debt can      is
                be current    exhibit some  exhibit some  acceptable,
                but may       minor         minor         but must
                exhibit some  30-and/or     30-and/or     demonstrate
                minor 30-day  60-day        90-day        some payment
                delinquency.  delinquency.  delinquency.  regularity.
                Minor credit  Minor credit  Minor credit
                may exhibit   may exhibit   may exhibit
                some minor    up to 90-day  more serious
                delinquency.  delinquency.  delinquency.


Bankruptcy      Charge-offs,  Discharged    Discharged    Discharged
Filings         judgments,    more than     more than     prior to
                liens, and    two years     two years     closing.
                former        with          with
                bankruptcies  reestablished reestablished
                are           credit.       credit.
                unacceptable.


Debt            Generally     Generally     Generally     Generally
Service-to-     not to        not to        not to        not to
Income Ratio    exceed 45%.   exceed 45%.   exceed 45%.   exceed 50%.


Maximum
Loan-to-Value
Ratio:

Owner Occupied  Generally     Generally     Generally     Generally
                80% (or 90%)  80% (or 85%)  75% (or 85%)  65% (or 70%)
                for a 1 to 4  for a 1 to 4  for a 1 to 4  for a 1 to 4
                family        family        family        family
                dwelling      dwelling      dwelling      dwelling
                residence;    residence;    residence;    residence.
                70% for a     65% for a     65% for a
                condominium.  condominium.  condominium.

Non-Owner       Generally     Generally     Generally     N/A
Occupied        70%  for a 1  65%  for a 1  65%  for a 1
                to 2 family   to 2 family   to 2 family
                dwelling,     dwelling,     dwelling,
                65% for a 3   60% for a 3   65% for a 3
                to 4 family.  to 4 family.  to 4 family.


Financing and Asset Securitization Services

General

The Company provides financing and asset securitization execution and expertise to originators of a broad range of consumer and commercial loans, leases, receivables and other assets. Through the activities of its other two principal operating entities - ContiTrade and ContiFinancial Services - the Company focuses on providing financing and asset securitization services to its subsidiaries and Strategic Alliance clients. ContiTrade provides financing and structuring of asset-backed securities. ContiFinancial Services, a National

Association of Securities Dealers, Inc. ("NASD") member and broker/dealer, privately places or underwrites offerings of asset-backed securities on behalf of the Company and its finance company clients.

Strategy

Understanding the cash flow and credit characteristics associated with each of the asset classes with which it works, ensuring that each pool of assets is securitizable prior to funding and controlling its own warehouse take-out risk through its placement capabilities, allows the Company to assume controlled risks, support new business, and introduce more securitizable assets to the institutional marketplace. The Company's strategy is to replicate its success with ContiMortgage by (i) targeting classes of consumer and commercial loans, leases, receivables or other assets, which have the potential to be financed more efficiently through securitization, (ii) identifying and establishing
Strategic Alliances with originators of these assets that have experienced management teams, sophisticated systems and a proven track record of originating, underwriting, servicing and collecting consumer and commercial loans, leases, receivables and other assets and (iii) securing from these originators a consistent flow of securitizable assets. The Company offers Strategic Alliance clients complete balance sheet liability management, including warehouse financing, interest rate hedging services and the structuring and placement of asset portfolios in the form of asset-backed securities. This allows the management of its Strategic Alliance clients to focus on expanding and improving asset origination and servicing.

The Company earns fees for the financing and asset securitization services provided to its Strategic Alliance clients. In addition, in order to support its Strategic Alliance clients and to further enhance its returns, the Company may take what it believes are manageable risk positions in its Strategic Alliances by purchasing whole loans (and issuing asset-backed securities and thus recognizing gain on sale) and providing financing of the Excess Spread Receivables owned by its clients. In certain of its Strategic Alliances, the Company may receive Strategic Alliance Equity Interests. The Company believes that its Strategic Alliance strategy results in the Company being less transaction oriented and more focused on increasing the long-term value of its Strategic Alliance clients. Because of the extensive time and resources that the Company commits to a Strategic Alliance, the Company only seeks to develop and maintain a limited number of Strategic Alliance clients in each of its business lines.

Targeting Opportunities

As described above, the Company seeks to identify consumer and commercial loans, leases, receivables or other assets which have the potential to be more efficiently financed through securitization and to form Strategic Alliances with the originators of such assets. Identifying such assets involves a thorough analysis and due diligence of: (i) the asset (loan, lease, or receivable), (ii) the management team of the potential Strategic Alliance client, and (iii) the servicing systems of the potential Strategic Alliance client. The credit review process of the Company seeks to determine whether or not a new asset is securitizable to investment grade and whether there exists a ready and interested investor base for the new product.

The due diligence process and the results thereof are outlined in a risk memorandum. The preparation of the risk memorandum is an intensive process, managed by the Company's Chief Credit Officer, and focuses on four areas: (i) background on company, management, asset and industry, (ii) risks and mitigating factors, (iii) projected profitability, and (iv) balance sheet and cash impact. Once the risk memorandum is completed, the decision to securitize a new class of assets with a new client is subject to approval by a credit committee made up of senior executive officers of the Company. After the credit process is completed for a new client, each subsequent securitization transaction by that client will be subject to an abridged credit review process.

Client Services

The Company provides warehouse financing, whole loan purchasing, hedging, credit enhancement and Excess Spread Receivables financing services to the Company's subsidiaries and the Company's Strategic Alliance clients.

Warehouse Financing. The Company makes financing available to its securitization clients through secured loans or purchase commitments to facilitate the accumulation of securitizable assets prior to securitization ("warehouse financing"). As of March 31, 1997, through ContiTrade, the Company had committed $1.6 billion of financing to its third party clients, of which $566 million was drawn down. Warehouse financing commitments are typically for a term of one year or less and are generally designed to fund only securitizable assets. Assets from a particular client typically remain in the warehouse for a period of 30 to 120 days at which point they are securitized and sold to institutional investors, in most cases, through ContiFinancial Services, the Company's NASD registered broker/dealer. The Company utilizes its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and a funding agreement under an agreement to repurchase ("Repurchase Agreement") to finance this warehouse financing.

Whole Loan Purchasing. The Company seeks opportunities to purchase assets for sale into securitized trusts and to recognize gain on sale. The Company's
Strategic Alliance clients often seek to raise additional cash to cover the expenses and the negative cash flow associated with securitization. Therefore, whole loan pools of assets may be purchased by the Company from a Strategic Alliance client and then securitized under the Company's name or the name of its Strategic Alliance client. The Company will typically invest its capital in the transaction through the purchase of loans at a premium and the assumption of certain costs of securitization.

Conduits. The Company also executes its loan purchase strategy through loan conduits. Conduits are stand-alone securitization vehicles where the originator(s), underwriter(s), servicer(s), and seller(s) may all be different parties coming together to generate loans to be serviced and securitized. Conduits allow smaller originators to sell their product into a single securitizable pool, thus benefiting from the economies of scale and the ability to share the fixed transaction costs associated with securitization. The Company has established a conduit for commercial/multi-family mortgages ("ContiMAP"). The Company's role is to provide capital through warehouse financing and/or the purchase of loans at a premium and to ensure that the loans are underwritten to the conduit's underwriting guidelines and are thus securitizable. In addition, the Company also manages the ultimate sale or securitization of the loans originated through ContiMAP. The Company had previously also operated an adjustable rate mortgage conduit which was closed in fiscal 1997 due to the strategic acquisition of Royal, previously the major participant of the conduit.

Hedging. As certain assets are accumulated for securitization, they are exposed to fluctuations in interest rates. This is because the securitization of each asset class is priced to the investor utilizing the United States Treasury security with a maturity most closely matching the assets' average lives. Therefore, at the client's discretion, the Company will hedge the specific United States Treasury security in the cash market.

Credit Enhancement. To the extent that the securitization of a particular asset class requires credit enhancement in addition to the Excess Spread, the Company will consider providing that additional support in the form of (i) an initial deposit to be reimbursed from the cash flow of the assets securitized or (ii) the purchase of a mezzanine security.

Excess Spread Receivables Financing. In certain cases, the Company finances a client's Excess Spread Receivables in order to provide the client with cash to cover the expenses and negative cash flow associated with securitization. The financing is typically in the form of a secured loan. The Company commits to provide such financing only to itsStrategic Alliance clients. In each case, in return for the financing, the Company will receive ownership participations either in the Strategic Alliance clients or in the portfolio of loans securitized. As of March 31, 1997, the total committed amount of such financing was $64.1 million and the amount outstanding of such financing was $35.6 million.

ContiFinancial Services

Placement of Asset-Backed Securities. Securitization, or structured finance, expertise is the foundation upon which the Company has built its business and executes its strategy. Since 1991 through March 31, 1997, the Company has structured or placed over $13.9 billion of securitized assets representing over 105 transactions both for ContiMortgage and other clients.

ContiFinancial Services' placement capabilities accomplish two objectives: (i) generating fee income, and (ii) providing a controlled exit strategy for assets financed by allowing the Company and its Strategic Alliance clients to manage more effectively when and how transactions are brought to market. While ContiFinancial Services' placement capabilities have been primarily focused on private placements, to the extent opportunities exist in the public market, ContiFinancial Services will bid out the public underwriting business to other investment banks and manage the process on behalf of itself and its clients. The Company has filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") for up to $5.0 billion in certain asset-backed securities.

If the Company is successful in a Strategic Alliance (earning fees for warehousing, gain on sale for whole loan purchases and sales, and fees for the placement of asset-backed securities) while its client experiences significant growth and profitability, the Strategic Alliance client will ultimately need the services of a larger full service investment bank. The Company's strategy, however, contemplates this evolution through: (i) continuing to purchase whole loans from the Strategic Alliance client, (ii) creating new loan conduits, (iii) recognizing the value of any Strategic Alliance Equity Interests, and, most importantly, (iv) continuing to develop new securitizable assets and Strategic Alliances.

Purchase and Sale Facilities and Repurchase Agreement

As of March 31, 1997, the Company had $2.3 billion of committed and an additional $1.1 billion of uncommitted sale capacity under its Purchase and Sale Facilities. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interest in designated pools of loans and other assets. The Company utilized the facilities to sell assets totaling $7.4 billion, $5.7 billion and $2.5 billion, in the fiscal years 1997, 1996 and 1995, respectively. As of March 31, 1997 the Company had utilized $842.5 million of the sale capacity under the Purchase and Sale Facilities.

Due to the implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on January 1, 1997 (see Management Discussion and Analysis of Financial Conditions and Results of Operations - Certain Accounting Considerations), certain of the assets that the Company has sold under the Purchase and Sale Facilities subsequent to January 1, 1997 did not qualify for sale treatment under the new accounting principles and as a result $251.5 million of such assets were included as Trade Receivables sold under agreements to repurchase (under the Repurchase Agreement) on the Company's consolidated balance sheets. The new accounting principle does not in any way effect the ability of the Company to finance these assets. The Company expects to replace the Purchase and Sale Facilities with Repurchase Agreements for those asset types which do not qualify for sale treatment.

Asset Classes

Since 1991, the Company has expanded the scope of its products to include equipment leases, franchisee loans, commercial/multi-family loans, non-prime and sub-prime auto loans and leases, and timeshare loans.

The following table illustrates the Company's securitization volume (excluding ContiMortgage whole loan sales) and the addition of its new asset classes:

                    The Company's Securitization Volume
                             by Asset Classes

                                                                              Total
                                       Years Ended March 31,                   By
                                       ---------------------                  Asset
                            1997    1996        1995      1994       1993     Class
                            ----    ----        ----      ----       ----     -----
  Home equity loans
  ContiMortgage .......   $ 3,454   $ 2,030   $ 1,293   $   772   $   273   $ 7,822
  Other ...............       250       755       340        60       148     1,553
                              ---       ---       ---        --       ---     -----
    Total .............   $ 3,704   $ 2,785   $ 1,633   $   832   $   421   $ 9,375
ARMs ..................      --         505       101        36      --         642
Equipment leasing .....       250       190       179       178       278     1,075
Title I home ..........      --        --         149        96      --         245
improvement loans
Franchisee loans ......        21       145        98        48      --         312
Commercial/multi-family
loans (1) .............       742       186        89      --        --       1,017
Non-prime and sub-prime
 auto loans and leases .       91       162        39      --        --         292
Small  Business Loans        --          20      --        --        --          20
                          ------     ------   ------   ------     ------    -------
Total securitization
volume..                  $ 4,808   $ 3,993   $ 2,288   $ 1,190   $   699   $12,978
                          =======   =======   =======   =======   =======   =======
---------------
(1) Includes two whole-loan sales.

Home Equity Loans. The home equity loan product is the flagship business for the Company. Having set the standard for the securitization of home equity loans at the inception of the market in 1988, the Company leveraged its financing capabilities and structured finance expertise by acquiring ContiMortgage in 1990 and establishing Strategic Alliances with other clients in the home equity loan industry. In addition to providing its financing, hedging and securitization services to ContiMortgage, resulting in 27 securitizations for $7.6 billion from March 1991 through March 31, 1997, the Company also provided its services to other clients, resulting in 28 securitizations for $2.3 billion from 1991 through March 31, 1997.

In the home equity loan market, the Company's Strategic Alliance relationships vary in terms of products and services offered. Certain of these Strategic Alliances include the provision of warehouse financing and hedging in return for a committed flow of securitizable product for which it earns placement fees and gains on sale. Other Strategic Alliances include the provision of warehouse financing and hedging in return for a guaranteed flow of securitizable product as well as minority ownership in the form of Strategic Alliance Equity Interests.

As part of its strategy of working closely with its Strategic Alliances and utilizing that relationship as a basis for monitoring growth and asset performance, the Company acquired ULG , a former Strategic Alliance.

Commercial/Multi-Family Loans. In 1993, the Company established a commercial real estate conduit, ContiMAP, to satisfy a need in the marketplace for the financing of $0.5 to $25 million loans secured by commercial properties, such as multi-family dwellings, self storage facilities, assisted living and other health related facilities, retail and industrial buildings.

ContiMAP purchases commercial real estate loans suitable for securitization and sale into the capital markets. The Company manages the aggregation and underwriting of the loans through correspondent relationships with established lending companies. The Company's strategy is to grow ContiMAP by continuing to add additional qualified commercial lenders and by continuing to enhance its product offerings.

Title I Conventional Home Improvement Loans. Home improvement loans represent loans to homeowners, a portion of which may be guaranteed by the U.S. Government in the case of Title I home improvement loans for the purpose of certain pre-qualified home improvements. The Company decided to pursue this business line, which was a natural extension of its home equity loan business, because of its highly fragmented nature and higher cost of funds through which these assets are typically being financed.

The Company executed securitizations, in the form of conduits where it financed and placed Title I and conventional home improvement loans on behalf of conduit participants and through a Strategic Alliance with one of the conduit participants. The Company's strategy is to facilitate the growth of its Strategic Alliance client through securitizations, expanding its presence nationwide, building economies of scale and helping to create a low cost, high volume producer in an otherwise fragmented industry.

The Company, through its newly acquired subsidiary, ULG, also originates Title I and conventional home improvement loans through retail origination channels. ULG currently obtains home improvement loan inquiries through a direct mail and telemarketing approach, reaching borrowers not contacted by the Company's Strategic Alliance clients.

Adjustable Rate Mortgages. The Company established its Adjustable Rate Mortgage Conduit ("ARM Conduit") in 1994 in order to: (i) leverage its expertise in the closely related fixed-rate home equity loan market and the relationships it developed in building that business; (ii) establish a more significant presence in the western United States which is primarily an ARM market; and (iii) offer its Strategic Alliance clients an outlet for a new product to offer their borrowers. The Company's ARM Conduit allowed smaller originators to sell their loan product into a single securitizable pool and to benefit from the economies of scale not otherwise available to them on a stand-alone basis. In fiscal 1997, the Company acquired Royal, the largest contributor to the ARM conduit and discontinued the conduit.

Equipment Leasing. The equipment leasing industry is a highly fragmented industry which leases a wide array of equipment to predominately commercial users. The typical leasing company provides a specialized service to a relatively specific asset class (e.g. office equipment or medical equipment). The Company has financed various assets for several equipment lease company clients ranging from $300 fax machines to $3 million MRI machines. While these relationships historically have been transaction oriented, the Company is actively pursuing Strategic Alliance opportunities to leverage its capabilities, product and market knowledge and establish a long-term, equity participation.

Franchisee Loans. Franchisee loans represent loans to franchisees of top tier national restaurant chains and other franchise chains. In the Company's securitization of franchisee loans, the underwriting process focuses on the franchisee borrower's ability to generate cash flow from the particular restaurant as opposed to more traditional financing, which is based upon hard collateral values or the credit rating of the franchisor.

In 1993, the Company identified this niche opportunity and developed this business line in conjunction with a Strategic Alliance client. The Company believes that its warehouse financing, hedging, structured finance and placement capabilities combined with its unique approach to underwriting and credit analysis, will provide it with a competitive advantage.

Non-Prime and Sub-Prime Auto Loans and Leases. Non-prime and sub-prime automobile lending represents loans to credit-impaired borrowers. Like the home equity loan market, the Company believes that prudent loan underwriting and pricing, coupled with strong servicing and collections, mitigates the risk of the non-prime and sub-prime credit borrower. Non-prime auto loans and leases are originated to primarily "B" and "C" credit grade borrowers as opposed to sub-prime auto loans which are usually issued on a discount basis to "C-" and "D" credit grade borrowers.

Since fiscal 1995, the Company has formed five Strategic Alliances with originators of non-prime and sub-prime auto loans. Management believes that this market benefits significantly from securitization through reduced cost of funds, and the discipline which the regular securitization process brings to the origination, underwriting, servicing, collection and monitoring of non-prime and sub-prime auto loans. Consequently, given the Company's experience in this industry, and having closely monitored the development of its Strategic Alliances, in November 1996, the Company purchased 53.5% of the common stock of Triad, a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles. As of March 31, 1997, Triad has relationships with approximately 1,600 dealerships in 15 states, with California representing approximately 50% of loan originations. As with ContiMortgage, Triad utilizes centralized origination, underwriting and servicing techniques. In January 1997, the Company purchased an additional 2.5% of the common stock of Triad. ContiFinancial has a right and obligation to purchase the remaining 44% of the common stock of Triad over the next 4.5 years.

The Company believes that significant opportunities still exist in the non-prime and sub-prime auto loan and lease market due to: (i) the higher cost of funds through which these assets are typically being financed; (ii) the discipline which the regular securitization process brings to the origination, underwriting, servicing, collection and monitoring of auto loans and leases;
(iii) consolidation in the industry; and (iv) the Company's ability to identify strong management teams and provide its unique mix of products and services.

Timeshare Loans. Timeshare loans are made to borrowers for the purchase of a real property interest in specific units at vacation resort properties. A number of major corporations have become involved in the industry in recent years, and through their advertising and marketing efforts, are increasing the public's awareness of the benefits of timesharing. Because timeshare financing is still a relatively new and fragmented industry, the Company believes that it provides significant growth potential to the extent that: (i) the credit analysis and cash flow characteristics are similar to traditional home equity loans; and that
(ii) the lower cost of funds and greater operating leverage from securitization can be applied successfully.

Warrants and Stock Ownership

In certain of its Strategic Alliances, the Company may receive Strategic Alliance Equity Interests. All Strategic Alliance Equity Interests existing prior to the consummation of the Company's initial public offering, (the "IPO") were retained by the Company's parent company, Continental Grain Company ("Continental Grain"), and therefore, these assets are not reflected in the Company's Consolidated Financial Statements included herein. The Company currently holds Strategic Alliance Equity Interests acquired after the IPO. Based on its prior experience, the Company does not anticipate that any Strategic Alliance Equity Interest that it holds or may acquire in the future will have any effect on the Company's financial position or results of operations until the business of the Strategic Alliance client matures, which typically takes several years. However, in fiscal 1997, the Company received $2.7 million of warrant income from the sale of stock warrants in a Strategic Alliance company. In addition, the Company may, from time to time, make a direct cash equity or subordinated debt investment in a Strategic Alliance client.

Regulation

General. The Company's businesses are subject to extensive regulation in the United States at both the Federal and state level. In the Company's home equity loan and financing businesses, regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. As part of the Company's financing and asset securitization business, ContiFinancial Services is required to register as a broker/dealer with certain Federal and state securities regulatory agencies and is a member of the NASD.

Truth in Lending. The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions including loans of the type originated by the Company.
Management of the Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company.

In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act makes certain amendments to TILA. The Riegle Act generally applies to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total points and fees upon origination exceeding eight percent of the loan amount (as adjusted for changes in the Consumer Price Index) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans"). The Company estimates that approximately 10% of the loans originated or purchased by the Company are Covered Loans.

The Riegle Act imposes additional disclosure requirements on lenders originating Covered Loans and prohibits lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company is currently applying underwriting criteria to all Covered Loans that take into consideration the borrower's ability to repay.

The Riegle Act also prohibits lenders from including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The Company will continue to collect prepayment fees on loans originated prior to the October 1995 effectiveness of the Riegle Act and on non-Covered Loans as well as on Covered Loans in permitted circumstances. The Riegle Act imposes other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

Other Lending Laws. The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

In addition, the Company is subject to various other federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumer borrowers. Failure to comply with such laws may result in civil and criminal liability and may, in some cases, give consumer borrowers the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company.

In addition, certain of the loans purchased by the Company, such as Title I home improvement loans, are insured by an agency of the federal government. Such loans are subject to extensive government regulation.

Environmental Liability. In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

Broker/Dealer. In the Company's capital management services business, ContiFinancial Services acts as a placement agent and underwriter for public and private offerings of asset-backed securities. As a result, ContiFinancial Services is registered as a broker/dealer with the Securities and Exchange Commission, the State of California and the State of New York and is a member of the NASD. ContiFinancial Services is subject to regulation by the Commission, the NASD and state securities administrators in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. Additional legislation and regulations, including those relating to the activities of affiliates of broker/dealers, changes in rules promulgated by the Commission or other regulatory authorities, and the NASD, changes in the interpretation or enforcement of existing laws and rules and changes in the special exemption of ContiFinancial Services may adversely affect the manner of operation and profitability of the Company.

As a registered broker/dealer, ContiFinancial Services is subject to the Commission's net capital rules. These rules, which specify minimum net capital requirements for registered broker/dealers, are designed to assure that broker/dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business and have the effect of requiring that at least a substantial portion of their assets be kept in cash or highly liquid investments. Because it acts primarily as a private placement agent in asset-backed securities offerings, ContiFinancial Services operates under a less restrictive net capital standard. To the extent that the Company elects to expand its public underwriting capacity, it would be required to substantially increase the net capital of ContiFinancial Services. Under such circumstances, there can be no assurance that the Company will have the capital necessary to increase such net capital.

Future Laws. Because each of the Company's businesses is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

Competition

The home equity loan market is highly competitive. The Company faces competition from other consumer finance lenders, mortgage lenders, mortgage brokers, commercial banks, mortgage banks, large securities firms, smaller boutique securities firms, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, terms provided and interest rates charged to borrowers. Heightened competition could contribute to higher prepayments. In addition, the current level of gains realized by the Company and its competitors on the sale of their home equity loans could attract additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's future loan sales. The principal competitive factors influencing the Company's business are its professional staff, its reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities.

Currently, some traditional financial institutions are aggressively promoting and pricing home equity loans. The Company does not believe that this trend has had a material impact on its competitive position because the Company's success is tied to its emphasis on timely customer service, on attracting borrowers whose needs are not met by traditional financial institutions and on the equity value of the property securing various types of loans. Nevertheless, there can be no assurance that the Company will not face increased competition from traditional financial institutions attempting to enter into the Company's market.

In fiscal 1997, 78% of the total home equity loans purchased and originated by ContiMortgage and ContiWest were wholesale loans. Wholesale loans are expected to remain a significant part of the Company's home equity loan production program. As a purchaser of wholesale loans, the Company is exposed to fluctuations in the volume and cost of wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

In its financing and asset securitization business, the Company faces significant competition from large securities firms, smaller boutique securities firms, commercial banks, mortgage banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of the Company's competitors are substantially larger and have more capital and other resources than the Company.

Employees

At March 31, 1997, the Company had 1,562 employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2. Properties.

The Company's principal executive offices are located at 277 Park Avenue, New York, New York, 10172 and are occupied under a sublease with Continental Grain. The lease on this premises extends through February 28, 2000.

ContiMortgage's current headquarters in Horsham, Pennsylvania, and regional offices located in Phoenix, Arizona; Orange and Pleasanton, California; Atlanta, Georgia; Oak Brook, Illinois and Horsham, Pennsylvania are operated under leases with third parties that expire through April 2001.

ContiMortgage is currently redeveloping a manufacturing facility in Hatboro, Pennsylvania as its new headquarters. The facility will operate under a lease with a third party that extends twelve years from the facility's anticipated completion at the end of calendar 1997.

ContiFinancial Services and ContiTrade occupy office space in Santa Monica, California under a lease with a third party that expires in September 1999. ContiWest occupies office space in Las Vegas, Nevada under a lease with a third party that expires in January 2000. ULG, Resource One, Royal and Triad have various offices throughout the United States and operate under various leases with third parties that expire through July 2003.

The Company believes that its present facilities are adequate for its current needs.

Item 3. Legal Proceedings.

In May 1997, a class action suit was filed in the Court of Common Pleas of the State of South Carolina naming ContiMortgage as a defendant. On June 6, 1997, the case was removed to the United States District Court in the District of South Carolina Florence Division. The complaint alleges violations of a state notification law by the originator of certain home equity loans purchased by ContiMortgage. Such law requires the originator to notify, ascertain and comply with the preferences of borrowers as to the legal counsel employed to represent such borrowers and as to the insurance agent to furnish the required insurance in connection with the mortgage. The Company is currently investigating the allegations. The suit has not yet been certified as a class action. The Company does not believe the lawsuit will have a material adverse effect on the consolidated financial position or results of operations of the Company.

In addition, the Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                 Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

On February 9, 1996, the Company's common stock began trading under the symbol "CFN" on the New York Stock Exchange. The following table sets forth, for the period indicated, the high and low closing sale price per share of the Company's common stock:


                                 Sales Price
                                 -----------
                                     High            Low
                                     ----            ---
Fiscal Year Ended March 31, 1996:
           Fourth Quarter           $31.25          $25.50

Fiscal Year Ended March 31, 1997:

               First Quarter       $33.00          $28.50
               Second Quarter      $30.25          $23.25
               Third Quarter       $39.25          $28.875
               Fourth Quarter      $39.375         $31.00

As of June 9, 1997, the Company had 83 stockholders of record, and approximately 4,550 beneficial owners of its common stock.

During fiscal 1995 and during fiscal 1996, prior to the close of its IPO on February 14, 1996, the Company paid cash dividends to Continental Grain of $30 million and $0.3 million, respectively. The Company has no current intention to pay cash dividends on its Common Stock. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. Furthermore, covenants in the Company's and Continental Grain Company's loan agreements restrict the payment of dividends by the Company. There can be no assurance that the Company will have earnings sufficient to pay a dividend on its Common Stock or that, even if there are sufficient earnings, dividends will be permitted under applicable law.

Item 6.     Selected Financial Data.

SELECTED FINANCIAL DATA
(dollars in thousands, except share data)

                                                                        Years Ended March 31,
                                                                        ---------------------

                                               1997            1996            1995           1994          1993
                                               ----            ----            ----           ----          ----

Income Statement Data:
----------------------
  Gain on sale of receivables ........   $    210,861    $    146,529   $     67,512   $     49,671   $     18,587
  Interest ...........................        161,402          91,737         42,929         20,707         11,385
  Net servicing income ...............         46,340          29,298          9,304          3,989          1,842

  Other income .......................          9,227           4,252          2,252            162           (147)
                                                -----           -----          -----            ---           ----
      Total gross income .............        427,830         271,816        121,997         74,529         31,667
                                              -------         -------        -------         ------         ------
Expenses
  Compensation and benefits ..........         82,170          52,203         23,812         14,674          6,870

  Interest ...........................        120,636          74,770         29,635         12,124          6,529

  Provision for loan losses ..........          3,043             285          1,935          4,499          2,018

  General and administrative .........         44,940          18,022          9,627          7,946          4,101
                                               ------          ------          -----          -----          -----
      Total expenses .................        250,789         145,280         65,009         39,243         19,518
                                              -------         -------         ------         ------         ------
Income  before income taxes  and
minority interest ....................        177,041         126,536         56,988         35,286         12,149


Income taxes .........................         71,341          49,096         22,168         13,726          4,640

Minority interest of subsidiary ......           (304)          3,310          8,728          5,076          1,600
                                                 ----           -----          -----          -----          -----
Net income ...........................   $    106,004    $     74,130   $     26,092   $     16,484   $      5,909
                                         ============    ============   ============   ============   ============
Primary and fully diluted earnings per
common share (pro forma at
March 31, 1996)(1) ...................   $       2.40    $       2.00
                                         ============    ============

Fully diluted weighted average number
  of shares outstanding (pro forma at
  March 31, 1996) (1) ................     44,152,343      37,050,165
                                           ==========      ==========
Primary weighted average number of
shares outstanding (pro forma at
March 31, 1996) (1) ..................     44,090,095      36,995,631
                                           ==========      ==========


During fiscal 1995 and 1996, the Company paid cash dividends to Continental Grain of $30,000 and $305, respectively.

                                                                    As of March 31,
                                             1997          1996         1995          1994        1993
Balance Sheet Data:
-------------------
Interest-only and residual certificates   $  445,005   $  293,218   $  143,031   $   94,491   $   51,270
Total assets ..........................    1,545,798      892,540      327,742      217,856       76,526
Payables to affiliates ................       36,367      337,734      114,907       49,846       12,463
Long term debt ........................      498,817         --           --           --           --
Total liabilities .....................    1,136,726      597,721      243,579      138,513       18,743
Minority interest of subsidiary .......        1,288         --         16,248        7,520        2,444
Stockholders' equity ..................      407,784      294,819       67,915       71,823       55,339
----------
(1)  Because of the Company's reorganization that occurred in December
1995 and changes in capital structure, per share data for the years ended March 31, 1995, 1994 and 1993 are not meaningful.


                  (dollars in thousands, except share data)



                                                                      Years Ended March 31,
                                                                      ---------------------
                                                   1997        1996           1995         1994         1993
                                                   ----        ----           ----         ----         ----
Other Data:
-----------
   ContiMortgage loan originations ..........   $3,906,798   $2,311,471   $1,328,158   $  786,754   $  282,072
   Number of loans serviced (at year end) ...      104,568       65,121       38,740       20,146       11,093
   Face value of loans serviced (at year end)   $6,423,376   $3,863,575   $2,192,190   $1,105,393   $  484,857
   Securitization and sales volume:
      ContiMortgage - Securitization ........   $3,454,259   $2,030,000   $1,258,919   $  733,182     $194,668
                    - Whole loan ............      188,295          270       33,772       39,142       77,876
      Commercial real estate
                    - Securitization               742,529      149,980         --           --         --
                    - Whole loan                      --         36,000       89,000         --         --
      Triad .................................       43,530         --           --           --         --
      Strategic alliances ...................      568,401    1,776,700      906,000      418,000      426,000
                                                   -------    ---------      -------      -------      -------
 Total securitization and sales volume ......   $4,996,744   $3,992,950   $2,287,691   $1,190,324   $  698,544
                                                ==========   ==========   ==========   ==========   ==========




                                                     Years End March 31,
                                                     -------------------
  ContiMortgage                            1997   1996    1995    1994    1993
                                           ----   ----    ----    ----    ----
Delinquency and Loan Loss Data (1):
-----------------------------------
   Delinquency rate (at end of year)      3.24%   2.51%   1.64%   0.97%   1.20%
   Default rate (at end of year) ...      4.70%   3.54%   1.16%   0.81%   1.70%
   Net losses as a percentage of
     average amount outstanding ....      0.26%   0.13%   0.08%   0.15%   0.26%



  Triad
  Delinquency and Loan Loss Data  :                           Year Ended
  ------------------------------  -                           ----------
                                                            March 31, 1997
                                                            --------------

Portfolio ...........................                       $   71,648
Delinquency rate (at end of year) ...                            1.17%
Net losses as a percentage of average
 amount outstanding (November 1, 1996
 through March 31, 1997) ............                            0.60%


(1)  Includes  home  equity  loans  originated  by Royal  MortgageBanc,
     Resource   One  and  United   Lending   Group,   and   serviced   by
     ContiMortgage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements."

General

The Company is engaged in the consumer and commercial finance business by originating and servicing home equity loans and providing financing and asset securitization expertise to originators of a broad range of loans, leases and receivables. Through ContiMortgage Corporation ("ContiMortgage"), the Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The Company has strategic alliances with various originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). Through ContiTrade Services L.L.C. ("ContiTrade") the Company provides financing and asset securitization structuring expertise, and through ContiFinancial Services Corporation ("ContiFinancial Services"), an NASD registered broker/dealer, the Company provides placement services. In September 1996, the Company established ContiWest Corporation, a Nevada corporation, to administer and underwrite a portion of the Company's origination portfolio.

The Company's Strategic Alliance clients are originators of consumer and commercial loans, leases and receivables. The Company provides financing and asset securitization execution and expertise to the Strategic Alliance client while the client provides a consistent flow of securitizable assets to the Company. In certain Strategic Alliances, the Company receives interests ("Strategic Alliance Equity Interests") in the Strategic Alliance client. The realization of value on such Strategic Alliance Equity Interests is subject to many factors, including the future growth and profitability of the Strategic Alliance clients and the completion of initial public offerings or sale of such Strategic Alliance clients.

In the third quarter of fiscal 1997, the Company acquired three home equity companies and one auto finance company to implement growth strategies of expanding into the western United States, diversifying into retail origination and owning other asset origination platforms with which the Company has significant securitization experience. The four new loan origination subsidiaries, California Lending Group, Inc. d/b/a United Lending Group, Inc. ("ULG"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), Triad Financial Corporation ("Triad"), and Resource One Consumer Discount Company, Inc. ("Resource One"), collectively called the "Acquisitions", are discussed below:

     On November 8, 1996, the Company purchased 100% of the outstanding stock of ULG, a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States.

     On November 15, 1996, the Company, through its subsidiary ContiMortgage, purchased 100% of Royal. Royal is a California-headquartered wholesale and retail originator of fixed and adjustable rate home equity loans.

     On November 21, 1996, the Company acquired a 53.5% equity interest in Triad and an additional 2.5% in January 1997, a California-based non-prime auto finance company. The Company has the right and obligation to acquire the remaining common stock of Triad from existing shareholders.

     On December 16, 1996, the Company, through its subsidiary ContiMortgage, purchased 100% of the outstanding stock of Resource One. Resource One, headquartered in Langhorne, Pennsylvania, is a retail branch home equity loan originator that utilizes direct mail, television, telemarketing, referrals and other sources to generate loan inquiries directly from borrowers.

In each case, the companies acquired were former Strategic Alliances or ContiMortgate loan origination sources.

The Acquisitions have been accounted for as purchases, and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The cumulative purchase price was approximately $38.0 million, which includes deferred payments of approximately $5.0 million, resulting in approximately $35.0 million of cost in excess of equity which will be amortized on a straight-line basis over a 25 year useful life. Certain acquisition's terms contain payments which are contingent upon future earnings or employment of key management. Such contingent payments will be recorded as purchase price or compensation as is appropriate for the nature of the payments. The Company has a right and obligation to purchase the remaining 44% of the common stock of Triad over the next 4.5 years. The purchase price will be based upon the future earnings of Triad and will be recorded when determinable. The excess of the purchase price over the fair value of the net assets acquired will be recorded as an increase in cost in excess of equity. The Acquisitions are not material to the financial position or results of operations of the Company.

Certain Accounting Considerations

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of REMICs, owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread . The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). These cash flows are projected over the life of the loans or other assets using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at March 31, 1997 and 1996 is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

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

Due to the fact that the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Excess Spread, the amount of cash actually received over the lives of the loans or other assets normally exceeds the gain previously recognized at the time the loans or other assets were sold and therefore interest income is recognized over the life of the loans or other assets securitized. In periods subsequent to the sale, the Company may recognize an increase in fair value of Excess Spread Receivable as gain on sale of receivables to the extent that estimates of the loan pools' future remaining lives exceed those originally projected. This estimate of extended life is performed by reviewing past prepayment experience and estimating future prepayment experience by considering numerous factors which include current market assumptions, the interest rate environment and economic factors. If actual prepayments with respect to sold loans occur faster or credit experience is worse than projected at the time such loans were sold, the carrying value of the Excess Spread Receivable may have to be written down through a charge to earnings in the period of adjustment.

Additionally, upon sale or securitization of servicing retained mortgages, the Company capitalizes the cost associated with the right to service mortgage loans based on its relative fair value. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically reviews capitalized servicing fees receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, loan-to-value ratio and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

On January 1, 1997, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently measured by the amortization over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's results of operations. However, certain of the assets that the Company had sold under the Purchase and Sale Facilities subsequent to January 1, 1997 did not qualify for sale treatment under SFAS 125 and as a result $251.5 million of such assets were included as trade receivables sold under agreements to repurchase on the Company's consolidated balance sheets. SFAS 125 does not in any way effect the ability of the Company to finance these assets. The Company expects to replace the Purchase and Sale Facilities with repurchase agreements for those asset types which do not qualify for sale treatment.

Financial Condition

March 31, 1997

Securities purchased under agreements to resell increased $44.1 million from $179.9 million at March 31, 1996 to $224.0 million at March 31, 1997. The Company hedges, in part, its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse, under its Purchase and Sale Facilities, through the use of United States Treasury securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. This increase was due primarily to the increase in the Company's securitization volume in fiscal 1997 as compared to fiscal 1996.

Interest-only and residual certificates increased $151.8 million from $293.2 million at March 31, 1996 to $445.0 million at March 31, 1997. Excluding $15.2 million of interest-only and residual certificates relating to the Acquisitions, the March 31, 1997 balance increased by $136.6 million from March 31, 1996. This increase represents $251.1 million recorded during fiscal 1997 relating to new securitizations and recorded interest income of $33.7 million partially offset by $96.5 million of sales and $51.7 million of collections.

Capitalized servicing fees receivable increased $17.7 million from $11.7 million at March 31, 1996 to $29.4 million at March 31, 1997. This balance reflects the capitalization of $24.0 million of servicing rights and $1.4 million of prepayment premiums paid partially offset by amortization of $7.7 million.

Trade receivables, net increased $356.9 million from $352.3 million at March 31, 1996 to $709.2 million at March 31, 1997. Excluding $51.3 million of trade receivables, net relating to the Acquisitions, the March 31, 1997 balance increased by $305.6 million from March 31, 1996. This increase was primarily due to an increase in receivables held for sale from $303.7 million as of March 31, 1996 to $574.3 million at March 31, 1997, and partially due to the increase in other receivables from $50.5 million at March 31,1996 to $85.7 million at March 31, 1997. The increase in receivables held for sale was primarily due to the adoption of SFAS 125 on January 1, 1997. As of March 31, 1997, $251.5 million of receivables held for sale under the Purchase and Sale Facilities were categorized as financing under SFAS 125 and classified as "Trade receivables sold under agreements to repurchase". In addition to the SFAS 125 classification, there was an additional increase of $19.1 million of receivables held for sale due to an overall increase in securitization volume from fiscal 1996 to fiscal 1997.

The increase in other receivables of $35.2 million from fiscal 1996 to fiscal 1997 was primarily due to an increase in servicing advances of $16.8 million and an increase in short-term receivables of $17.2 million. The increase in servicing advances was due to advances made by ContiMortgage on loans in the servicing system. ContiMortgage, as servicer, is contractually liable to pay the REMIC for certain delinquencies and then collects the past due amounts from the borrower. This increase is because of an overall dollar increase in delinquencies from fiscal 1996 to fiscal 1997. The increase in short-term receivables is due to timing differences in receiving loan payments from third party intermediaries.

Premises and equipment, net increased $3.8 million from $3.9 million at March 31, 1996 to $7.7 million at March 31, 1997. Excluding $3.4 million of premises and equipment relating to the Acquisitions, the March 31, 1997 balance decreased by $0.4 million from March 31, 1996. This decrease was primarily as a result of office equipment acquisitions which were more than offset by the normal periodic depreciation of owned equipment.

Cost in excess of equity increased $33.6 million from $14.6 million at March 31, 1996 to $48.2 million at March 31, 1997. The increase was primarily due to the costs in excess of equity recorded upon the purchase of the Acquisitions made by the Company during the third quarter of fiscal 1997.

Other assets increased $26.8 million from $3.9 million at March 31, 1996 to $30.7 million at March 31, 1997. Excluding the effects of the Acquisitions, March 31, 1997 other assets increased by $24.4 million from March 31, 1996. Other assets represents prepaid expenses, margin and other deposits, deferred bond issuance costs and other investments. This increase is primarily due to an increase of approximately $12.0 million of deferred issuance costs on the 8 3/8% and 7 1/2% Senior Notes (defined below), $3.7 million of prepaid shelf registration and servicing fees and an increase of $4.3 million in escrow deposits.

Accounts payable and accrued expenses increased $14.3 million from $73.5 million at March 31, 1996 to $87.8 million at March 31, 1997. Excluding $6.6 million of accounts payable and accrued expenses relating to the Acquisitions, the March 31, 1997 balance increased by $7.7 million from March 31, 1996. The balance increased primarily due to an increase in accrued taxes payable of $14.6 million, incentive accruals of approximately $5.5 million, accruals for securitization obligations of $4.1 million, accrued interest payable of $3.1 million, accrued pension and health care costs of approximately $1.5 million offset by a decrease in accrued amounts payable under the Company's Purchase and Sale Facilities of approximately $20.8 million. The increases in accrued taxes payable, and accruals for securitization obligations were due to increased securitization volume, producing higher net income in fiscal 1997. The increase in incentive accruals in fiscal 1997 as compared to fiscal 1996 was due to the deferral of payments. The increase in accrued pension and healthcare costs was due to an increase in the number of employees (excluding the Acquisitions) to 703 in fiscal 1997 as compared to 455 employees in fiscal 1996. The decrease in accrued amounts payable under the Company's Purchase and Sale Facilities was due to a timing difference in the amounts payable under these obligations.

Securities sold but not yet purchased increased $44.4 million from $180.7 million at March 31, 1996 to $225.1 million at March 31, 1997. The Company hedges, in part, its interest rate exposure on its receivables held for sale and loans and other assets sold with recourse under its Purchase and Sale Facilities through the use of United States Treasury securities and futures contracts. Securities sold but not yet purchased are part of this hedging strategy. This increase was due primarily to the increase in the Company's securitization volume in fiscal 1997 from fiscal 1996.

Payables to affiliates decreased $301.3 million from $337.7 million at March 31, 1996 to $36.4 million at March 31, 1997. In connection with the Company's IPO on February 14, 1996, Continental Grain Company ("Continental Grain") provided financing with three notes totaling $324.0 million. These notes were refinanced principally with the net proceeds of the Senior Notes, as defined below. The remaining balance of Payables to affiliates at March 31, 1997 represents amounts due under a services agreement and a tax sharing agreement with Continental Grain.

Short-term borrowed funds represents borrowings from a $200.0 million unsecured revolving credit facility the Company entered into on January 8, 1997. At March 31, 1997, $25.0 million of drawings under this line were outstanding.

On August 14, 1996, the Company issued the $300.0 million 8 3/8% unsecured senior notes due 2003 (the "8 3/8% Senior Notes") and on March 12, 1997, the Company issued the $200.0 million unsecured 7 1/2% senior notes due 2002 (the "7 1/2% Senior Notes") (collectively the "Senior Notes"), resulting in $498.5 million of the balance sheet increase in Long-term debt from March 31, 1996. The Senior Notes were issued at a discount which is being amortized over the life of the Senior Notes. The remaining $0.3 million of long-term debt represents amounts payable under a long term capitalized lease.

Other liabilities increased $6.3 million from $5.8 million at March 31, 1996 to $12.1 million at March 31, 1997. Excluding the effects of the Acquisitions, March 31, 1997 other liabilities increased by $5.9 million from March 31, 1996. The increase is primarily due to the accrual of contingent payments relating to the Acquisitions.

Stockholders' equity increased $113.0 million from $294.8 million at March 31, 1996 to $407.8 million at March 31, 1997 due to net income of $106.0 million, the amortization of deferred compensation of $6.7 million and the exercise of stock options of $0.3 million. Excluding the effect of the Acquisitions, March 31, 1997, stockholders' equity increased by $109.4 million from March 31, 1996.

Results of Operations

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996 and Year Ended March 31, 1995

The Company's total gross income increased $156.0 million or 57% to $427.8 million in fiscal 1997 as compared to $271.8 million of total gross income in fiscal 1996 which in turn increased $149.8 million or 123% from total gross income of $122.0 million for fiscal 1995. Excluding the effects of the Acquisitions, fiscal 1997 gross income increased by $123.9 million from fiscal 1996. The Company's total expenses as a percentage of total gross income increased to 59% in fiscal 1997 from 53% in fiscal 1996 and fiscal 1995. As a result, net income for fiscal 1997 increased $79.9 million or 306% to $106.0 million compared to net income of $26.1 million in fiscal 1995. Excluding the Acquisitions during the third quarter of fiscal 1997, net income increased by $76.3 million from fiscal 1995.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                          Years Ended March 31,
                                                          ---------------------
Gross income                                           1997     1996        1995
                                                       ----     ----        ----

   Gain on sale of receivables .................       49.28%    53.91%    55.34%
   Interest ....................................       37.73%    33.75%    35.19%
   Net servicing income ........................       10.83%    10.78%     7.63%
   Other income ................................        2.16%     1.56%     1.84%
                                                        ----      ----      ----
      Total gross income .......................      100.00%   100.00%   100.00%
                                                      ------    ------    ------

Expenses
   Compensation and benefits ...................       19.21%    19.21%    19.52%
   Interest ....................................       28.20%    27.51%    24.29%
   Provision for loan losses ...................        0.71%     0.10%     1.59%
   General and administrative ..................       10.50%     6.63%     7.89%
                                                       -----      ----      ----
     Total expenses ............................       58.62%    53.45%    53.29%
                                                       -----     -----     -----

Income before income taxes and minority interest       41.38%    46.55%    46.71%
Income taxes ...................................       16.67%    18.06%    18.17%
Minority interest ..............................       -0.07%     1.22%     7.15%
                                                        ----      ----      ----
      Net income ...............................       24.78%    27.27%    21.39%
                                                       =====     =====     =====


Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker origination sources. The following table sets forth information regarding the components of the Company's total gross income in each of the last three fiscal years ending on March 31:

                                  Years Ended March 31,
                                  ---------------------
                               1997        1996       1995
                               ----        ----       ----
                                      (in thousands)
Gain on sale of receivables   $210,861   $146,529   $ 67,512
Interest ..................    161,402     91,737     42,929
Net servicing income ......     46,340     29,298      9,304
Other income ..............      9,227      4,252      2,252
                                 -----      -----      -----
Total gross income ........   $427,830   $271,816   $121,997
                              ========   ========   ========



Gain on sale of receivables was the primary component of total gross income, comprising 49%, 54% and 55% of total gross income in fiscal 1997, 1996 and 1995, respectively. Gain on sale of receivables increased $64.3 million or 44% in fiscal 1997 as compared to fiscal 1996 which in turn increased by $79.0 million or 117% from fiscal 1995. Excluding $26.5 million of gain on sale of receivables relating to the Acquisitions, the fiscal 1997 balance increased by $37.8 million or 26% from fiscal 1996. Gain on sale of receivables as a percentage of total gross income was lower in fiscal 1997 due to an increased outstanding balance of interest earning assets resulting in increased interest income.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans originated by ContiMortgage and Strategic Alliance clients of the Company in REMICs, OWNER TRUSTS AND GRANTOR TRUSTS. In addition, gains on sale of receivables are earned upon whole loan sales and upon securitization of commercial and multi-family loans, self-storage facilities, Title I home improvement loans, franchisee loans, auto loans and equipment leases which are sold into REMICs and whole loan and other trust structures.

The increase in income earned from gain on sale of receivables was due to an increased volume of loans, leases and other assets structured and an increased gain on sale percentage. Excluding contributions from the Acquisitions, the Company structured and sold $4.9 billion of mortgages, loans and leases in fiscal 1997, an increase of $0.9 billion from fiscal 1996, which contributed $32.7 million of the increase in gain on sale of receivables, and structured and sold $4.0 billion of mortgages, loans and leases in fiscal 1996, an increase of $1.7 million from fiscal 1995, which contributed $62.6 million of the increase in gain on sale of receivables.

The gain on sale percentage represents the differential between the interest rate earned on underlying securitized loans, leases or other assets and the pass-through rate paid to the securitization investors during the estimated life of the loans, leases or other assets. The increase in the gain on sale percentage was primarily due to the type of assets securitized and changes in the yield curve. The larger gain on sale percentage in fiscal 1997 as compared to fiscal 1996 was partially due to an increased proportion of ContiMortgage securitizations which yield higher gain on sale percentages than securitizations and placements for Strategic Alliance clients. In fiscal 1997, ContiMortgage securitizations represented 75% of total volume as compared to 51% for fiscal 1996 and 57% for fiscal 1995. This contributed to a gain of 13 basis points in Excess Spread or a $5.1 million increase in gain on sale of receivables in fiscal 1997 as compared to fiscal 1996. The combination of the $32.7 million increase due to increased volume and the $5.1 million increase due to an increase in the percentage of ContiMortgage assets securitized resulted in a total increase in gain on sale of receivables from fiscal 1996 to fiscal 1997 of $37.8 million.

In fiscal 1996 as compared to fiscal 1995, the relationship between interest rates and maturity caused an increase in the gain on sale percentage. As the Company originates and sells loans and leases based on the interpolated United States Treasury interest rate plus a negotiated additional interest spread, the gain on sale of receivables is affected by unequal movements in interest rates at various maturities. The interpolated Treasury interest rate is based on the Company's estimate of the average life of the pool of loans or leases. In fiscal 1996 as compared to fiscal 1995, the yield curve steepened which contributed an additional 72 basis points to Excess Spread or $16.4 million of the increase in gain on sale of receivables. The combination of the $16.4 million increase due to the yield curve and the $62.6 million increase due to increased volume resulted in a total increase in gain on sale of receivables from fiscal 1995 to fiscal 1996 of $79.0 million. The gain on sale as a percentage of loans securitized and sold for fiscal 1997, 1996 and 1995 was 4.2%, 3.7% and 3.0%, respectively.

Interest income increased $69.7 million or 76% in fiscal 1997 from fiscal 1996 and $48.8 million or 114% in fiscal 1996 from fiscal 1995. Excluding the effects of the Acquisitions, fiscal 1997 interest income increased by $65.9 million, or 72% from fiscal 1996. Interest income represents interest earned on loans originated or purchased by the Company during the period from origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $50.1 million to the increase between fiscal 1996 and fiscal 1997 and $35.5 million to the increase between fiscal 1995 and fiscal 1996. The increase in interest earned on loans originated and purchased was due primarily to the increase in the average balance of loans originated and purchased but not yet securitized during the periods, an increase of $715.6 million in fiscal 1997 as compared to fiscal 1996 and an increase of $591.5 million in fiscal 1996 as compared to fiscal 1995. The recognition of the increased value of the discounted Excess Spread Receivables over time, due to an increase in interest-only and residual certificates, as previously discussed, accounted for $12.8 million of the increase in interest income between fiscal 1996 and fiscal 1997 and $13.3 million of the increase between fiscal 1995 and fiscal 1996.

Net servicing income increased $17.0 million or 58% in fiscal 1997 compared to fiscal 1996 and $20.0 million or 215% in fiscal 1996 compared to fiscal 1995 due to the increase in the size of the servicing portfolio, the volume of loan sales and securitizations and, in fiscal 1996, a change in accounting principles. Excluding the effects of the Acquisitions, fiscal 1997 net servicing income increased by $16.5 million, or 56% from fiscal 1996. The Company's home equity loan servicing portfolio increased $2.5 billion or 66% to $6.4 billion at March 31, 1997 from March 31, 1996 and $1.7 billion or 76% to $3.9 billion at March 31, 1996 from March 31, 1995 . The growth of the servicing portfolio contributed $11.9 million of the increase between fiscal 1996 and fiscal 1997, and $8.3 million of the increase between fiscal 1995 and fiscal 1996. Additionally, net servicing income increased by $4.6 million in fiscal 1997 as compared to fiscal 1996 due to capitalized servicing income associated with the 79% increase in the ContiMortgage home equity loan sales and securitizations during the same period. In fiscal 1996 as compared to fiscal 1995 the capitalization of servicing fees increased servicing income by $11.7 million as servicing fees were not capitalized in fiscal 1995.

Other income increased $4.9 million or 114% to $9.2 million in fiscal 1997 as compared to fiscal 1996 and increased $2.0 million or 87% to $4.3 million in fiscal 1996 as compared to fiscal 1995. Excluding the effects of the Acquisitions, fiscal 1997 other income increased by $3.7 million or 86% from fiscal 1996. Other income consists primarily of "purchase premium refunds" and for fiscal 1997, warrant income. "Purchase premium refunds" are received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that provide that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased due to the increase in ContiMortgage origination volume. The fiscal 1997 warrant income received consists of $2.7 million of income from the sale of stock warrants in a Strategic Alliance company.

Expenses. Total expenses for fiscal 1997 increased $105.5 million or 73% from fiscal 1996 which in turn increased $80.3 million or 123% from fiscal 1995. Excluding the effects of the Acquisitions, fiscal 1997 total expenses increased by $77.0 million or 53% from fiscal 1996. These increases in total expenses were due to the increase in number of employees and costs associated with increased mortgage volume and increased interest costs from financing larger balances of securitizable loans.

The following table sets forth the components of the Company's expenses for each of the last three fiscal years.

                                        Years Ended March 31,
                                        ---------------------
                                     1997      1996        1995
                                     ----      ----        ----
                                          (in thousands)
Compensation and benefits          $ 82,170  $  52,203  $  23,812
Interest                            120,636     74,770     29,635
Provision for loan losses             3,043        285      1,935
General and administrative           44,940     18,022      9,627
                                     ------     ------      -----
Total expenses                     $250,789   $145,280  $  65,009
                                   ========   ========  =========

Compensation and benefits increased $30.0 million or 57% in fiscal 1997 compared to fiscal 1996 and increased $28.4 million or 119% in fiscal 1996 as compared to fiscal 1995. Excluding $16.1 million of compensation and benefits relating to the Acquisitions, fiscal 1997 compensation and benefits expense increased by $13.9 million or 27% from fiscal 1996. The increase was primarily due to the addition of new personnel, changes in and accruals under incentive compensation plans, vesting of restricted common stock and commissions paid to certain employees based upon volume of loan originations. On March 31, 1997, the Company had 1,562 employees, 859 from the Acquisitions, as compared to 455 employees on March 31, 1996 and 234 employees on March 31, 1995. This increase primarily contributed to a $14.0 million increase in compensation costs in fiscal 1997 compared to fiscal 1996, excluding the Acquisitions, and a $6.4 million increase in compensation costs in fiscal 1996 as compared to fiscal 1995. The fiscal 1997 accrual for incentive compensation was $23.2 million as compared to $28.0 million in fiscal 1996 and $12.4 million in fiscal 1995, which contributed to a $4.8 million decrease in compensation costs in fiscal 1997 compared to fiscal 1996 and a $15.6 million increase in fiscal 1996 compared to fiscal 1995. In connection with the IPO, shares of "restricted" common stock were granted to certain key employees. The "restricted" common stock granted, subject to the employee's continued employment with the Company, generally vests between February 14, 1996 and March 31, 2000. The expense related to the vesting of "restricted" common stock increased by $1.7 million to $6.7 million during fiscal 1997 from fiscal 1996 restricted stock expense of $5.0 million. The commissions paid to certain ContiMortgage employees increased $3.0 million and $1.4 million from fiscal 1996 to fiscal 1997 and fiscal 1995 to fiscal 1996, respectively, associated with increased ContiMortgage origination volume. Compensation and related expenses represents 19% of total gross income for fiscal 1997 and 1996 and 20% of total gross income for fiscal 1995.

Interest expense increased $45.9 million or 61% in fiscal 1997 as compared to fiscal 1996 and increased $45.1 million or 152% in fiscal 1996 as compared to fiscal 1995. Excluding the effects of the Acquisitions, fiscal 1997 interest expense increased by $45.3 million or 61% from fiscal 1996. This increase was primarily a result of interest expense associated with the issuance of the Senior Notes, the costs of the sale, with limited recourse, of certain Excess Spread Receivables, increased expenses from the Purchase and Sale Facilities and an overall increase in the cost of borrowing offset by decreased borrowing from Continental Grain. The average borrowings from Continental Grain, Purchase and Sale Facilities, the Senior Notes and Excess Spread Receivables sold with limited recourse, increased by $621.3 million in fiscal 1997 as compared to fiscal 1996, resulting in a $43.5 million increase in interest expense, while such average increased $627.4 million in fiscal 1996, as compared to fiscal 1995 resulting in a $43.0 million increase in interest expense. The increase in interest rates contributed $1.8 million to the increase in interest expense between fiscal 1997 as compared to fiscal 1996 and the increase in interest rates contributed $2.1 million in fiscal 1996 as compared to fiscal 1995.

Provision for loan losses increased to $3.0 million in fiscal 1997 as compared to $0.3 million in fiscal 1996 and $1.9 million in fiscal 1995. Excluding $2.4 million of provision for loan losses relating to the Acquisitions, the fiscal 1997 balance increased by $0.3 million from fiscal 1996. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under Purchase and Sale Facilities, prior to sale or securitization. The increase in fiscal 1997 as compared to fiscal 1996 and the decrease in fiscal 1996 as compared to fiscal 1995 resulted from a determination of adequate reserves in light of actual loss experience during the period.

General and administrative expenses increased $26.9 million or 149% in fiscal 1997 compared to fiscal 1996 and $8.4 million or 87% in fiscal 1996 compared to fiscal 1995. Excluding $9.4 million of general and administrative expenses relating to the Acquisitions, the fiscal 1997 balance increased by $17.5 million, or 97% from fiscal 1996. The increases were partially a result of a $7.1 million and a $3.7 million increase in costs associated with underwriting, originating and servicing higher loan volumes in fiscal 1997 as compared to fiscal 1996 and fiscal 1996 as compared to fiscal 1995, respectively. In fiscal 1997, the origination volume increased 69% as compared to fiscal 1996 and 74% in fiscal 1996 as compared to fiscal 1995. Expenses related to the implementation of collection technology accounted for approximately $1.3 million of the increase in fiscal 1997 as compared to fiscal 1996. The remaining increases were primarily due to an increase in general and administrative expenses related to the increase in the number of employees by 248, excluding employees of the Acquisitions, from fiscal 1996 to fiscal 1997 and the increase of 221 employees from fiscal 1995 to fiscal 1996.

Income Taxes. The Company's provision for income taxes was $71.3 million, $49.1 million and $22.2 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company is included in the consolidated Federal income tax return of Continental Grain. The increase in taxes over the three fiscal years is directly related to the increase in income before taxes and minority interest over the same period. The effective tax rate for each year remained relatively consistent at 39% to 40%. Increases in the effective tax rate were due to changes in the provision for state income taxes.

Minority Interest. In fiscal 1996 and fiscal 1995, minority interest represents the portion of income before taxes and minority interest due to the 20% minority shareholders of ContiMortgage. Minority interest decreased $5.4 million or 62% in fiscal 1996 compared to fiscal 1995. This decrease in minority interest was directly related to the change in the Company's ownership percentage of ContiMortgage. On June 19, 1995, ContiTrade Services Corporation ("ContiTrade Services") effectively acquired control of the remaining 20% minority interest in ContiMortgage, which became a wholly-owned subsidiary of ContiFinancial Corporation. Accordingly, the fiscal 1996 results of operations include approximately three months of minority interest of $3.3 million, while the comparable period of fiscal 1995 reflected 12 months of minority interest of $8.7 million.

In fiscal 1997, minority interest represents the portion of loss before taxes and minority interest due to the 44% minority shareholders of Triad. In the third and fourth quarters of fiscal 1997, the Company acquired 56% of the common stock of Triad. Minority interest was ($0.3) million for the period ended March 31, 1997.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to its tax obligations under a Tax Sharing
Agreement with Continental Grain or to tax authorities; (vii) interest and principal payments under the Senior Notes; (viii) the costs of the Purchase and Sale Facilities; (ix) interest payments under the unsecured revolving credit facility; and (x) the cost of any new acquisitions that the Company may pursue.

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis, which is expected to increase as the volume of its loan and asset purchases and originations increases and its securitization program grows. During fiscal 1995, 1996 and 1997, the Company securitized and sold in the secondary market $2.3 billion, $4.0 billion and $5.0 billion of loans, respectively. The Company used $153.2 million, $300.5 million and $35.3 million of cash in operations during fiscal 1997, 1996 and 1995, respectively.

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

In addition, increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During fiscal 1995, 1996 and 1997, the Company recognized gain on sale of receivables in the amounts of $67.5 million, $146.5 million, and $210.9 million, respectively. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Purchase and Sale Facilities and trade receivables sold under agreements to repurchase, the sale of Excess Spread Receivables, the sale of the Senior Notes and the unsecured revolving credit facility. While the Company sells Excess Spread Receivables from time to time, there is no liquid market for such Excess Spread Receivables.

The Company had $2.3 billion of committed sale capacity under its Purchase and Sale Facilities with various financial institutions as of March 31, 1997. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. These agreements generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between May 1997 and June 1998. On March 31, 1997, the Company utilized $590.7 million of the capacity under these facilities. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

On March 31, 1997, the Company entered into a funding agreement under an agreement to repurchase ("Repurchase Agreement"). The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement that the Company will repurchase the asset. This agreement has a one year renewable term which expires January 1998. The Company currently anticipates that it will be able to renew this facility when it expires and to obtain additional facilities.

The Company sells Excess Spread Receivables, with limited recourse, to provide cash to fund the Company's securitization program. These sales aggregated $50.0 million in fiscal 1995, $54.5 million in fiscal 1996 and $96.5 million in fiscal 1997. At March 31, 1997, $144.9 million of these sales were outstanding. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

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

On August 14, 1996, the Company issued the 8 3/8% Senior Notes maturing August 15, 2003. Interest on these notes is payable semiannually on February 15 and August 15 commencing February 15, 1997. The 8 3/8% Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus in each case, accrued interest to the date of redemption. Proceeds to the Company, net of underwriting fees, market discount and other costs were $287.7 million. Of this amount, $125.0 million was used by the Company to repay in full the Term Note payable to Continental Grain and the remaining funds have been used for general corporate purposes, including funding loan originations and purchases, supporting securitization transactions and other working capital needs.

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility. The three-year facility has several interest rate pricing alternatives, including those based on LIBOR and federal funds rates. The facility will be used for general corporate and liquidity purposes.

On March 12, 1997, the Company issued the 7 1/2% Senior Notes maturing March 15, 2002. Proceeds to the Company, net of underwriting fees, market discount and other costs were $197.7 million. Interest on these notes is payable semi-annually on March 15 and September 15 commencing September 15 ,1997. This amount, together with other funds of the Company, were used to repay in full the Indenture Note and the Four Year Note payable to Continental Grain which constituted all of the remaining financing indebtedness due to Continental Grain.

On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock and an additional 420,000 shares were purchased by the underwriters for over allotments. The net proceeds of the offering to the Company were $100.8 million.

The net proceeds from the IPO, the issuance of the 8 3/8% and the 7 1/2% Senior Notes and the June 4, 1997 primary offering, were used by the Company for general corporate purposes, including funding loan originations and purchases, supporting securitization transactions (including the retention of Excess Spread Receivables), other working capital needs and to make certain strategic acquisitions. Sales of the loans, leases and other assets through securitizations, the sale of loans under the Purchase and Sale Facilities, the sale of Excess Spread Receivables and the June 4, 1997 primary offering of 2,800,000 shares of common stock, together with cash on hand, are expected to be sufficient to fund the Company's liquidity requirements for at least the next 12 months if the Company's future operations are consistent with management's current growth expectations. The Company has no commitments for additional financing and there can be no assurance that the Company will be successful in consummating any such financing transactions in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing or that the terms of the Continental Grain debt agreements will permit the Company to obtain such financing.

During fiscal 1995 and during fiscal 1996, prior to the close of its IPO on February 14, 1996, the Company paid cash dividends to Continental Grain of $30 million and $0.3 million, respectively. The Company has no current intention to pay cash dividends on its Common Stock. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. Furthermore, covenants in the Company's and Continental Grain's loan agreements restrict the payment of dividends by the Company. There can be no assurance that the Company will have earnings sufficient to pay a dividend on its Common Stock or that, even if there are sufficient earnings, dividends will be permitted under applicable law.

Effects of Accounting Pronouncements

On January 1, 1997, the Company adopted the SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". See "Certain Accounting Considerations" for discussion of the statement and its impact on the Company's financial condition and results of operations.

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share ("EPS")" ("SFAS 128") which is effective in fiscal 1998, early application is not permitted. SFAS 128 simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 had been applied to fiscal 1997 results of operations, the Company's basic EPS would have been $2.44 (pro forma) of earnings per common share based on net income of $106,004 and weighted-average number of common shares of 43,361,253 (pro forma). Fully dilutive EPS remains the same under SFAS 128 but will be referred to as diluted EPS.

Forward-looking  Statements

Certain statements contained in this Annual Report Form 10-K which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company and Continental Grain, the degree to which the Company is leveraged, its needs for financing, and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

Item 8.   Financial Statements and Supplementary Data.



                     CONTIFINANCIAL CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
Report of Independent Public Accountants                                                     41
Consolidated Balance Sheets as of March 31, 1997 and 1996                                    42
Consolidated Statements of Income for the years ended March 31, 1997, 1996
   and 1995                                                                                  43
Consolidated Statements of Changes in Stockholders' Equity for the years
   ended March 31, 1997, 1996 and 1995                                                       44
Consolidated Statements of  Cash Flows for the years ended March 31, 1997,
   1996 and 1995                                                                             45
Notes to Consolidated Financial Statements                                                   46


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of ContiFinancial Corporation:

We have audited the accompanying consolidated balance sheets of ContiFinancial Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ContiFinancial Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




New York, New York
May 8, 1997 (except with respect
to the matter discussed in Note 14,
as to which the date is June 4, 1997)



                     CONTIFINANCIAL CORPORATION
                    Consolidated Balance Sheets
                   as of March 31, 1997 and 1996
             (dollars in thousands, except share data)


                                                                                          March 31,
                                                                                          ---------

                                                                                     1997           1996
                                                                                     ----           ----
                                    Assets
Cash and cash equivalents ...................................................   $    51,200    $    32,479
Restricted cash .............................................................           464            620
Securities purchased under agreements to resell .............................       223,962        179,875
Interest-only and  Residual Certificates ....................................       445,005        293,218
Capitalized servicing fees receivable .......................................        29,353         11,689
Trade  receivables:
   Receivables held for sale ................................................       625,545        303,679
   Other receivables ........................................................        87,353         50,470
   Allowance for loan losses ................................................       (3,747)        (1,824)
                                                                                     ------         ------
Total  trade  receivables, net .............................................        709,151        352,325
                                                                                    -------        -------
Premises and equipment, net of accumulated depreciation of $4,298
  and $2,497  as of  March 31, 1997 and 1996, respectively ..................         7,789          3,906
Cost in excess of equity ....................................................        48,200         14,573

Other assets ................................................................        30,674          3,855
                                                                                     ------          -----
        Total assets ........................................................   $ 1,545,798    $   892,540
                                                                                ===========    ===========


                     Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses .......................................   $    87,770    $    73,459
Securities sold but not yet purchased .......................................       225,131        180,729
Trade receivables sold under agreements to repurchase .......................       251,539           --
Payables to affiliates:
   Due to affiliates ........................................................        36,367         13,734

   Notes payable ............................................................          --          324,000
                                                                                     -------       -------

Total payables to affiliates ...............................................         36,367        337,734
                                                                                     ------        -------
Short-term borrowed funds ...................................................        25,000           --
Long-term debt ..............................................................       498,817           --

Other liabilities ...........................................................        12,102          5,799
                                                                                     ------          -----

        Total liabilities ...................................................     1,136,726        597,721
                                                                                  ---------        -------
Commitments and contingencies
Minority interest of subsidiary .............................................         1,288           --
Stockholders' equity:
   Preferred stock  (par value $0.01 per share; 25,000,000 shares authorized;
   none issued  at March 31, 1997 and 1996) .................................          --             --
   Common stock (par value $0.01 per share;  250,000,000 shares authorized;
   44,390,335 and 44,378,953 shares issued at March 31, 1997 and 1996,
   respectively) ............................................................           444            444

   Paid-in capital ..........................................................       295,029        294,701
   Retained earnings ........................................................       128,652         22,648
   Treasury Stock (27,931 and 0 shares of common stock, at cost as of
   March 31, 1997 and 1996, respectively) ...................................          (586)          --
   Deferred  Compensation ...................................................       (15,755)       (22,974)
                                                                                    -------        -------
        Total stockholders' equity ..........................................       407,784        294,819
                                                                                    -------        -------
        Total liabilities and stockholders' equity ..........................   $ 1,545,798    $   892,540
                                                                                ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.


                     CONTIFINANCIAL CORPORATION
                 Consolidated Statements of Income
         for the years ended March 31, 1997, 1996 and 1995
             (dollars in thousands, except share data)


                                                                             Years Ended March 31,
                                                                             ---------------------

                                                                          1997           1996           1995
                                                                          ----           ----           ----
Gross income
   Gain on sale of receivables .................................   $    210,861    $    146,529   $     67,512
   Interest ....................................................        161,402          91,737         42,929
   Net servicing income ........................................         46,340          29,298          9,304
   Other income ................................................          9,227           4,252          2,252
                                                                          -----           -----          -----
        Total gross income .....................................        427,830         271,816        121,997
                                                                        -------         -------        -------

Expenses
   Compensation and benefits ...................................         82,170          52,203         23,812
   Interest (includes $18,598, $22,635, and $10,234
        for the years ended March 31, 1997, 1996
        and  1995, respectively, to affiliates) ................        120,636          74,770         29,635
   Provision for loan losses ...................................          3,043             285          1,935
   General and administrative ..................................         44,940          18,022          9,627
                                                                         ------          ------          -----
        Total expenses .........................................        250,789         145,280         65,009
                                                                        -------         -------         ------
Income before income taxes and
       minority interest .......................................        177,041         126,536         56,988
Income taxes                                                             71,341          49,096         22,168
                                                                         ------          ------         ------
Income before minority interest ................................        105,700          77,440         34,820
Minority interest of subsidiary ................................           (304)          3,310          8,728
                                                                           ----           -----          -----
        Net income .............................................   $    106,004    $     74,130   $     26,092
                                                                   ============    ============   ============

Primary and fully diluted earnings per common share (pro forma
at March 31, 1996) .............................................   $       2.40    $       2.00
                                                                   ============    ============

Fully diluted weighted average number of shares outstanding
(pro forma at March 31, 1996) ..................................     44,152,343      37,050,165
                                                                     ==========      ==========

Primary weighted average number of shares outstanding (pro forma
at March 31, 1996) at March 31, 1996) ..........................     44,090,095      36,995,631
                                                                     ==========      ==========

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                                 44
                     CONTIFINANCIAL CORPORATION
     Consolidated Statements of Changes in Stockholders' Equity
         for the years ended March 31, 1997, 1996 and 1995
             (dollars in thousands, except share data)


                                          Common
                                          Stock                                                                        Total
                                          -----                                                                        -----
                                   Number                      Paid-in      Retained  Treasury       Deferred       Stockholders
                                   of Shares    Amount         Capital      Earnings   Stock       Compensation        Equity
                                   ---------    ------         -------      --------   -----       ------------        ------

Balance at March 31, 1995 ....   $      3,100  $     1      $   34,000     $  33,914 $   --          $   --         $  67,915
Capital contribution .........           --       --            10,000          --       --              --            10,000
Net income for the period
from April 1, 1995 to
February 8, 1996 .............           --       --              --          51,482     --              --            51,482
Cash dividend paid ...........           --       --              --            (305)    --              --              (305)
                                       -----    -----          -----           -----   -----          -----             -----
Balance at February 8, 1996 ..          3,100        1          44,000        85,091     --              --           129,092
Reorganization:
   Transfer of stock .........         (3,100)      (1)           --            --       --              --                (1)
   Common stock issued .......     35,918,421      359          84,732       (85,091)    --              --                --
Common stock issued in
  public offering ............      7,130,000       72         138,041          --       --              --           138,113
Issuance of restricted stock .      1,330,532       13          27,928          --       --           (27,941)           --
Net income for the period
from February 9, 1996
to March 31, 1996 ............           --       --              --          22,648     --              --            22,648

Amortization of deferred
compensation .................           --       --              --            --       --             4,967           4,967
                                      -----     -----          -----          -----    -----            -----           -----
Balance at March 31, 1996 ....     44,378,953      444         294,701        22,648     --           (22,974)        294,819
Net income ...................           --       --              --         106,004     --              --           106,004
Exercise of options ..........         11,382     --               240          --       --              --               240
Forfeiture of restricted stock           --       --              --            --       (712)            712            --
Restricted stock awards ......           --       --                88          --        126            (214)           --
Amortization of deferred
compensation .................           --       --              --            --       --             6,721           6,721
                                      -----     -----          -----         -----      -----           -----           -----
Balance at March 31, 1997 ....     44,390,335  $   444    $    295,029  $    128,652   $ (586)   $    (15,755)   $    407,784
                                   ==========  =======    ============  ============   ======    ============    ============


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONTIFINANCIAL CORPORATION
               Consolidated Statements of Cash Flows
         for the years ended March 31, 1997, 1996 and 1995
                       (dollars in thousands)

                                                                                           Years Ended March 31,
                                                                                           ---------------------
 Cash flows from operating activities:                                                1997           1996          1995
                                                                                      ----           ----          ----
   Net income ..........................................................       $    106,004   $     74,130  $     26,092
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Amortization of deferred compensation ............................              6,721          4,967          --
      Depreciation and amortization ....................................              4,536          1,690           555
      Provision (benefit) for deferred taxes ...........................              5,680          3,830        (3,080)
      Provision for loan losses ........................................              3,043            285         1,935
   Net changes in operating assets and liabilities:
      Decrease in restricted cash ......................................                156            140           164
      Increase in interest-only and residual certificates ..............           (150,701)      (150,187)      (48,540)
      Increase in capitalized servicing fees receivable ................            (17,664)       (11,689)         --
      Increase  in receivables held for sale:
         Originations and purchases ....................................        (16,094,071)   (12,532,051)   (4,986,561)
         Sales and principal repayments ................................         15,774,222     12,304,078     4,951,227
      Increase in other receivables ....................................            (34,858)       (33,924)       (8,499)
      Increase in accounts payable and accrued expenses ................              7,908         31,356        24,207
      Increase in trade receivables sold under agreements to
         repurchase ....................................................            251,539           --            --
      Increase (decrease) in securities purchased under
         agreements to resell and securities sold but
         not yet purchased .............................................                315          3,887        (4,789)
      (Increase) decrease in minority interest of subsidiary ...........               (325)         3,310         8,728
      Other, net .......................................................            (15,689)          (279)        3,225
                                                                                    -------           ----         -----
          Net cash used in operating activities ........................           (153,184)      (300,457)      (35,336)
                                                                                   --------       --------       -------
Cash flows from investing activities:
  Acquisitions of subsidiaries (net of cash acquired) ..................            (28,277)       (34,600)         --
  Purchase of property and equipment ...................................             (3,535)        (2,643)       (1,816)
                                                                                     ------         ------        ------
         Net cash used in investing activities .........................            (31,812)       (37,243)       (1,816)
                                                                                    -------        -------        ------
Cash flows from financing activities:
   Net increase (decrease) in due to affiliates ........................             17,972        (94,451)       67,666
   Net increase (decrease) in notes payable to affiliates ..............           (324,000)       324,000          --
   Increase in short-term borrowed funds ...............................             25,000           --            --
   Increase in long-term debt ..........................................            498,423           --            --
   Debt issuance costs .................................................            (12,982)          --            --
   Other, net ..........................................................               (696)          --            --
   Net proceeds from initial public common stock offering ..............               --          138,113          --
   Dividends paid ......................................................               --             (305)      (30,000)
                                                                                    -----              ----       -------
          Net cash provided by financing activities ....................            203,717        367,357        37,666
Net increase in cash and cash equivalents ..............................             18,721         29,657           514
Cash and cash equivalents at beginning of  year ........................             32,479          2,822         2,308
                                                                                     ------          -----         -----
Cash and cash equivalents at end of year ...............................       $     51,200   $     32,479  $      2,822
                                                                               ============   ============  ============

Supplemental schedule of noncash financing activities:
For the year ended March 31, 1996, Continental Grain Company forgave intercompany debt of $10,000 and such amount was capitalized as a capital contribution.
   The accompanying notes to consolidated financial statements are an integral part of these statements.


                     CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

1. BACKGROUND AND BASIS OF PRESENTATION

ContiFinancial Corporation ("ContiFinancial" or the "Company") was incorporated as a Delaware corporation on September 29, 1995. The accompanying consolidated financial statements include the accounts of the Company and its direct wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


Reorganization

Prior to February 14, 1996, the consolidated financial statements present the financial condition and results of operations of the Company which includes its directly wholly-owned subsidiaries: ContiSecurities Asset Funding Corp. ("CSAF"), ContiSecurities Asset Funding II, L.L.C. ("CSAF II"), ContiFunding Corporation ("CFC"), ContiTrade Services L.L.C. ("CTS"), ContiMortgage Corporation ("CMC") (all Delaware corporations or limited liability companies) and ContiFinancial Services Corporation ("CSC"), a New York corporation.

On February 14, 1996, ContiFinancial closed an initial public offering in the United States and internationally (the "IPO") of approximately 16% of its common stock. In the reorganization that occurred in December 1995 (the
"Reorganization"), (i) ContiTrade Services Corporation ("CTSC") transferred certain of its businesses (excluding its trade finance business) to CTS and the common stock of its subsidiaries, CMC and CSC, and its interest-only and residual certificates to Continental Grain Company ("Continental Grain") and
(ii) Continental Grain transferred all of the common stock of CMC, CSC, CSAF and CFC, all of the members' interest held by it in CTS and CSAF II and the transferred interest-only and residual certificates (See Note 7) to ContiFinancial. As a result, ContiFinancial owns all of the common stock or members' interests in CTS, CMC, CSC, CFC, CSAF and CSAF II (collectively, the "Previous Companies"). Prior to the IPO, both ContiFinancial and the Previous Companies (exclusive of CMC) were direct or indirect wholly-owned subsidiaries of Continental Grain. As described in Note 6, on June 19, 1995, CTSC effectively acquired control of the remaining 20% minority interest in CMC, which became a wholly-owned subsidiary of CTSC.

As a result of the Reorganization, the Company issued 35,918,421 shares of common stock to Continental Grain. Additionally, the Company converted $84,732 of the Previous Companies retained earnings to paid-in capital.

The consolidated financial statements for the periods prior to the IPO have been combined to reflect the Reorganization accounted for similar to a pooling of interests method. All material intercompany transactions have been eliminated in the combination. The Consolidated Financial Statements include additional charges and liabilities related to expenses incurred by Continental Grain for the Previous Companies, which historically had not been allocated to the Previous Companies. These charges include corporate service charges from Continental Grain and income taxes (See Note 7.).

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

Acquisitions

In fiscal 1997, the Company acquired 100% of three home equity companies, California Lending Group, Inc., d/b/a United Lending Group, Inc. ("ULG"), Resource One Consumer Discount Company, Inc. ("Resource One"), and Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal") and 56% of an auto finance company, Triad Financial Corporation ("Triad"), collectively, the "Acquisitions". In each case, the companies acquired were former Strategic Alliances or CMC loan origination sources. The Acquisitions have been accounted for as purchases, and the results of operations have been included with the Company's results of operations since the effective acquisition date. ( See Note 6.).

Other

The Company organized ContiWest Corporation ("CWC"), a Nevada corporation, in fiscal 1997 to administer and underwrite a portion of the Company's origination portfolio. Other direct or indirect wholly-owned subsidiaries were also organized in fiscal 1997.

2. NATURE OF BUSINESS

The Company engages in the consumer and commercial finance business by originating and servicing home equity loans and providing financing and asset securitization expertise to originators of a broad range of loans, leases and receivables. Securitization provides significant benefits, including greater operating leverage and reduced costs of funds, in the financing of assets, such as non-conforming home equity loans, equipment leases, home improvement loans, franchisee loans, commercial/multi-family loans, non-prime and sub-prime auto loans and leases and timeshare loans. The Company considers this business to be one operating segment.

Through CMC and CWC, the Company is an originator, purchaser and servicer of home equity loans made to borrowers who may not otherwise qualify for conventional loans. The loans are then sold to whole-loan investors or securitized in the form of Real Estate Mortgage Investment Conduits ("REMICs"), owner trusts or grantor trusts. All of the mortgages are sold on a servicing retained basis. The outstanding principal balance in CMC's mortgage servicing portfolio at March 31, 1997 and March 31, 1996 was $6,423,376 and $3,863,575,
respectively. Through CTS and CSC, the Company provides complete balance sheet liability management, including warehouse financing, interest rate hedging services and the structuring and placement of asset portfolios in the form of asset-backed securities to CMC, the Acquisitions and other originators ("Strategic Alliances") of consumer and commercial loans, leases, receivables and other assets (collectively, the "Receivables"). The Strategic Alliances provide ContiFinancial with a consistent flow of securitizable Receivables. In certain of the Strategic Alliances, CTSC receives warrants or warrant-like equity participations ("Strategic Alliance Equity Interests") in the Strategic Alliance client. The Strategic Alliance Equity Interests in existence prior to the IPO are held by Continental Grain and as such are not reflected in ContiFinancial's consolidated financial statements. Strategic Alliance Equity Interests received from Strategic Alliance clients subsequent to the IPO have been granted to ContiFinancial. If such Strategic Alliance Equity Interests develop a readily determinable fair value, the Strategic Alliance Equity Interests will be recorded at fair value. If such value is not determinable, the Strategic Alliance Equity Interests will be recorded at cost adjusted for write downs for impairments as appropriate.

                   CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of cash.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of reserves and expenses during the reporting period. Actual results could differ from these estimates.

Income Recognition

Gain on sale of receivables is recognized upon delivery and acceptance of loans, leases or receivables by whole-loan investors or upon the securitization of the Receivables in the form of REMICs, owner trusts or grantor trusts, as applicable. Gains from sales of whole-loans are calculated based upon the difference between the net sales proceeds and the net carrying amount of the loans sold. Gains on sales of Receivables from securitizations represent the present value of the differential between the interest rate earned on the Receivables sold and the pass-through rate paid to the securitization investors, after considering the effects of estimated prepayments, defaults and other costs, including normal servicing fees, less the costs of originating such Receivables, and the gain or loss on certain transactions structured as an economic hedge that are designed to minimize the risk of interest rate fluctuations.

Interest income is recorded as earned. Interest income represents the interest earned on the loans and leases during the warehousing period (the period prior to their securitization) and the recognition of interest income on the interest-only and Residual Certificates, which is the recognition of the increased time value of the discounted interest-only and Residual Certificates over time. Receivables are placed on non-accrual status when the loans become sixty days past due. When a loan is classified as non-accrual, the accrual of interest income ceases, and all interest income previously accrued and unpaid on such loans is reversed.

Income Taxes

The Company is included in the consolidated Federal income tax return of Continental Grain. The Company has a tax sharing arrangement with Continental Grain whereby Federal income taxes are computed on a separate company basis. Federal income taxes are settled through the due to affiliates accounts.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the balance sheet method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws.

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of no more than three months to be cash equivalents.

Restricted Cash

As of March 31, 1997 and 1996, the Company had restricted cash of $464 and $620, respectively, related to the sale of mortgage loans with limited recourse to a counterparty. The amount of cash required to be restricted is based on a percentage of the outstanding balance of the loans sold.

Securities Purchased Under Agreements to Resell and Securities Sold But Not Yet Purchased

In order to hedge the interest rate risk on loan purchases and commitments, the Company sells short United States Treasury securities which match the duration of the Receivables and purchases the securities under agreements to resell.

Securities sold but not yet purchased are recorded on a trade date basis and are carried at their sale amount. The unrealized gain or loss on these instruments is deferred and recognized upon securitization as an adjustment to the carrying value of the hedged asset.

Securities purchased under agreements to resell are recorded on a trade date basis and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. The agreements mature through May 1997 and have interest rates ranging from 4.9% to 5.4%.

Interest-only and Residual Certificates

The Company purchases Receivables for the purpose of securitization and sale. The Company securitizes the Receivables primarily into the form of a REMIC. A REMIC is a multi-class security structure with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior classes of the REMICs are sold, with the subordinated classes retained by the Company. The subordinated classes are in the form of interest-only and residual certificates. These subordinated classes of REMICs represent an interest in the REMIC, or in other minor cases an owner trust or a grantor trust, as compared to the right to receive funds under the form of retained or capitalized excess servicing assets.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies subordinated classes of REMICs, owner trusts and grantor trusts as "trading securities" and, as such, they are recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations in the period of the change in fair value. The Company determines fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of Receivables sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the Receivables securitized, over the life of the Receivables. These cash flows are projected over the life of the Receivables using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The fair valuation includes consideration of the following characteristics: loan type, size, interest rate, date of origination, term and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

Receivables Held for Sale/Trade Receivables Sold Under Agreements to Repurchase

Receivables held for sale are mortgages, loans, leases and other assets the Company plans to sell or securitize and other related assets including deposits made with financial institutions. Receivables held for sale are stated at the lower of cost, the origination costs plus accrued interest, or market. Market value is determined by outstanding commitments from investors or current investor yield requirements plus any deferred hedging gain less any deferred hedging loss calculated on the aggregate loan basis. The carrying amount of receivables held for sale is a reasonable estimate of fair value based on current pricing of whole-loan transactions.

On January 1, 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently measured by the amortization over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's results of operations. However, certain of the assets that the Company has sold under the Purchase and Sale Facilities subsequent to January 1, 1997 did not qualify for sale treatment under SFAS 125 and as a result are accounted for on the balance sheet of the Company on a trade date basis and are carried at their sale amount of $251,539 as of March 31, 1997. In the opinion of management, SFAS 125 does not in any way effect the ability of the Company to finance these assets.

Capitalized Servicing Fees Receivable

Effective April 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires that upon sale or securitization of servicing retained mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. Effective January 1, 1997, SFAS 122 was superseded by SFAS 125, as discussed above, with minor amendments. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income.

Prior to the adoption of SFAS 122, income related to servicing rights acquired through loan origination activities was recorded in the period the loans were serviced. Under SFAS 122 and SFAS 125, the Company capitalized, at fair value, $24,004 and $13,828 of such costs during the years ended March 31, 1997 and 1996, respectively. During the same periods, amortization of capitalized servicing rights were $7,676 and $2,139, respectively. Also increasing the capitalized servicing fees receivable were prepayment premiums paid during the

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)



year ended March 31, 1997 of $1,336. At March 31, 1997 and 1996 the capitalized servicing rights approximated fair value. The Company periodically reviews capitalized servicing fees receivable for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, loan-to-value ratio and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such the Company does not consider interest rates a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

Other Receivables

Other receivables consist primarily of amounts relating to the origination and execution of securitization transactions which include advances made to
Strategic Alliances to finance their purchase of interest-only and residual certificates, servicing advances, short-term receivables, mortgage loan advances, and accrued interest on loans and other receivables.

Allowance for Loan Losses

The allowance for loan losses represents an amount considered by management to be adequate to cover estimated losses and valuation adjustments related to the balance of mortgage and non-prime auto receivables held for sale and mortgage receivables sold with limited recourse. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values. The Company's charge-off policy is based on a review of each individual receivable.

Premises and Equipment, Net of Accumulated Depreciation

Property and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives of the improvements or term of the leases. The estimated useful lives of property and equipment and leasehold improvements are between two to twelve years.

Other Assets

Other assets is comprised of prepaid expenses, margin and other deposits, deferred bond issuance costs and other investments. Certain of these assets are periodically reviewed for impairment.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which is effective beginning in fiscal 1997. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or adopt a fair value based method of accounting for stock options as compensation expense over the service period (generally the vesting period) as defined in the new standard. SFAS 123 requires that if a company continues to account for stock options under Accounting Principles Board ("APB") Opinion No.

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

25, it must provide pro forma net income and earnings per share information "as if " the new fair value approach had been adopted. The Company will continue to account for stock based compensation under APB Opinion No. 25 and made the required disclosures in fiscal 1997 (See Note 9.).

Recent Accounting Pronouncements

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share ("EPS")" ("SFAS 128") which is effective in fiscal 1998, early application is not permitted. SFAS 128 simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 had been applied to fiscal 1997 results of operations, the Company's basic EPS would have been $2.44 (pro forma) of earnings per common share based on net income of $106,004 and weighted-average number of common shares of 43,361,253 (pro forma). Fully dilutive EPS remains the same under SFAS 128 but will be referred to as diluted EPS.

Consolidated Statements of Cash Flows--Supplemental Disclosures

Total interest paid was $119,223, $71,539, and $29,635 for the years ended March 31, 1997, 1996, and 1995, respectively. Total income taxes paid were $45,624, $896, and $441 for the years ended March 31, 1997, 1996 and 1995, respectively. For the year ended March 31, 1997, federal income taxes were paid, on a current basis, to Continental Grain in accordance with the provisions of the tax sharing agreement (See Note 7.). As such, these amounts were included in total income taxes paid for the year ended March 31, 1997. Prior to the IPO, federal income taxes were included in due to affiliates, which was not repaid to Continental Grain on a current basis, and as such were not included in total income taxes paid for the years ended March 31, 1996 and 1995.

Pro Forma Earnings Per Common Share and Earnings Per Common Share

Due to the Reorganization and the issuance of common stock in the IPO, net earnings per common share for the year ended March 31, 1996 have been computed on a pro forma basis, assuming the Reorganization occurred at the beginning of fiscal 1996, and includes the number of common shares issued by the Company in the IPO from the date of issuance plus the effect of common stock equivalent shares under the restricted stock awards and stock options plans (See Note 9.) from that same date. Because of the Company's Reorganization and changes in capital structure, per share data for the year ended March 31, 1995 is not meaningful.

Net earnings per common share for the year ended March 31, 1997 have been computed using the weighted average number of common shares outstanding during the year, after giving effect of common stock equivalents issued under the "1995 Long-Term Stock Incentive Plan" (See Note 9.).

Reclassifications

Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)
4. STOCKHOLDERS' EQUITY

The stockholders' equity as of March 31, 1995 reflects the combined common stock, paid-in capital and retained earnings of the Previous Companies.

CMC is subject to minimum capital requirements imposed by the states in which it operates, with the highest being $250. In addition, CMC is required by the U.S. Department of Housing and Urban Development to maintain minimum capital of $250 plus an amount based on the volume of Federal Housing Authority business. Furthermore, CMC is required by the Federal National Mortgage Association ("FNMA") to maintain minimum capital of $250 plus .20% of the principal balance of the portfolio being serviced for FNMA.

CSC is registered as a broker/dealer with the Securities and Exchange Commission and is subject to the SEC's Uniform Net Capital Rule 15c3-1, under which the ratio of aggregate indebtedness to net capital, as those are defined, may not exceed 15 to 1.

5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses and related additions and deductions to the allowance for the years ended March 31, 1997,1996, and 1995, were as follows:

                    Balance at                      Additions Charged   Deductions
        Year Ended  Beginning      Acquired from       to Costs and        and      Balance at End
         March 31,   of Year       Acquisitions        Expenses         Reversals      of Year
         ---------   -------       ------------        --------         ---------      -------

          1997      $ 1,824         $ 1,547            $ 3,043          $(2,667)      $ 3,747
          1996        1,808            --                  285             (269)        1,824
          1995        2,401            --                1,935           (2,528)        1,808

The deductions in the allowance for loan losses for the years ended March 31, 1997, 1996, and 1995 relate to the reversal of reserves and net loan charge-offs.

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

6. ACQUISITIONS

On June 19, 1995, CTSC effectively acquired control of the remaining 20% minority interest of CMC for $34,600. The acquisition has been accounted for by the purchase method of accounting. Associated cost in excess of equity is being amortized over 25 years on a straight-line basis. The Company assesses the future useful life of this asset whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of the acquired business in assessing the recoverability of this asset. If the fair value of the estimated future undiscounted cash flows from this business is lower than the carrying value of this asset, and the decline is deemed to be other than temporary, the Company will write down the asset to fair value.

The March 31, 1996 consolidated statement of income of the Company reflects the entire results of the operations of CMC for the period from June 19, 1995 to March 31, 1996.

The pro forma results of operations of the Company for the year ended March 31, 1996 would be as follows to reflect the acquisition of the minority interest as if the acquisition occurred as of April 1, 1995: Gross income of $271,816, Net income of $77,319 and pro forma primary and fully diluted earnings per common share of $2.09.

On November 8, 1996, the Company purchased 100% of the outstanding stock of ULG, a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States. On November 15, 1996, the Company, through its subsidiary CMC, purchased 100% of Royal, a California-based wholesale and retail originator of fixed and adjustable rate home equity loans. On November 21, 1996, the Company purchased 53.5% of the common stock of Triad and an additional 2.5% of the common stock in January 1997. Triad is a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles. On December 16, 1996, the Company, through its subsidiary CMC, purchased 100% of the outstanding stock of Resource One, a Pennsylvania-based home equity lender specializing in retail origination via direct mail, television, and telemarketing throughout the eastern and mid-western states. In each case the companies acquired were former Strategic Alliances or CMC loan origination sources. These transactions have been accounted for as purchases, and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The cumulative purchase price was approximately $38,000, which includes deferred payments of approximately $5,000. As a result of the acquisitions, approximately $35,000 of cost in excess of equity was recorded which will be amortized on a straight-line basis over a 25 year useful life. Certain acquisition's terms contain payments which are contingent upon future earnings or employment of key management. Such contingent payments will be recorded as purchase price or compensation as is appropriate for the nature of the payments. The Company has a right and obligation to purchase the remaining 44% of the common stock of Triad over the next 4.5 years. The purchase price will be based upon the future earnings of Triad and will be recorded, when determinable. The excess of the purchase price over the fair value of the net assets acquired will be recorded as an increase in cost in excess of equity. The Acquisitions are not material to the financial position or results of operations of the Company.

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)


7. RELATED PARTY TRANSACTIONS

Notes Payable

In connection with the IPO (See Note 1.), the Company entered into a note purchase agreement with Continental Grain, pursuant to which Continental Grain purchased from the Company a $125,000 five-year note issued under an indenture (the "Indenture Note"), a $74,000 four-year note (the "Four Year Note") and a
$125,000 term note (the "Term Note") for $324,000 in the aggregate (collectively, the "Notes"). As of March 12, 1997 the intercompany debt was paid in full and the Company is no longer subject to the covenants of the intercompany debt.

The Company is indirectly subject to the financial covenants of Continental Grain's debt agreements which restrict dividends by less than wholly-owned subsidiaries. If these covenants are still in place at the time the Company decides to declare a dividend, a waiver from the related lenders would have to be obtained.

Due to Affiliates

Prior to the IPO, Continental Grain provided interest bearing and non-interest bearing funds to support operations of the Company. On February 14, 1996, this support of operations was replaced by the Notes. The interest bearing funds ("Interest Bearing Funds") provided by Continental Grain were subject to interest charges which represent Continental Grain's all inclusive weighted average cost of short term funds (the "FMA Rate"). Interest expense incurred at the FMA Rate was $19,584 and $10,234 for the years ended March 31, 1996 and 1995, respectively.

The average Interest Bearing Funds for the years ended March 31, 1996 and 1995, were $325,355 and $160,659, respectively. The weighted average interest rates charged on the Interest Bearing Funds for the years ended March 31, 1996 and 1995 were 6.88% and 6.37%, respectively.

The March 31, 1997 and 1996 due to affiliates balance represents payments due on the Services Agreement, the Tax Sharing Agreement, the Employee Benefits Allocation Agreement and the Sublease Agreement, as defined below. The March 31, 1996 due to affiliates balance also included accrued interest due to Continental Grain under the terms of the Notes.

Affiliate Charges

Continental Grain incurs certain general and administrative expenses that support the Company's operations. Expenses directly attributable to the Company, such as occupancy and communication charges, are directly charged to the Company. Other general and administrative expenses indirectly charged relate to support services such as treasury functions, tax services, human resource management, information technology, internal audit functions, insurance management, legal services, and others. The amount of such expenses was $1,749, $1,907 and $2,848 for the years ended March 31, 1997, 1996 and 1995, respectively.

The determination of expenses incurred by Continental Grain applicable to the Company is based first, on identifying specific expenses that are directly attributable to its operations and second, on estimating that portion of general and administrative expenses of Continental Grain used to support the operations

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1997, 1996 and 1995
                             (dollars in thousands)

of the Company based on the service hours attributable to the Company and the asset base of the Company. Management believes that the method of allocation of general and administrative expenses is reasonable.

On February 14, 1996, the Company entered into an agreement with Continental Grain (the "Services Agreement") under which Continental Grain agrees to continue to provide the Company certain corporate services, including treasury administration, risk management, internal audit, Federal and state tax (including payroll) administration, management information and communication support services, public affairs, and facilities management through March 31, 1999 and from year-to-year thereafter.

Interest-only and Residual Certificates  Transfer

On February 14, 1996, the Company entered into an agreement with Continental Grain to transfer $60,701 of its interest-only and residual certificates at book value to Continental Grain in order to reduce the amount of due to affiliates to $324,000 on such date. Based upon management's valuation of these interest-only and residual certificates and other sales transactions with unrelated third parties, the Company believes that the book value of such interest-only and residual certificates represented the fair value of such interest-only and residual certificates.

Tax Sharing Agreement

On February 14, 1996, Continental Grain and the Company entered into a tax sharing agreement (the "Tax Sharing Agreement") which (i) defines their respective rights and obligations with respect to Federal, state, local and all other taxes for all taxable periods both prior to and after the IPO and (ii) governs the conduct of all audits and other tax controversies relating to the Company. Pursuant to the Tax Sharing Agreement, the Company will be charged or credited, as the case may be, for its Federal income tax liability or refund that would have been payable or received by the Company for such year, or portion thereof, determined as if the Company had filed a separate Federal income tax return computed in accordance with prevailing Federal income tax laws and regulations as applied to the Company as if it were a separate taxpayer.

Employee Benefits Allocation Agreement

On February 14, 1996, Continental Grain and the Company entered into an employee benefits allocation agreement (the "Employee Benefits Allocation Agreement") which permits the Company's employees to continue to participate in the Continental Grain employee benefit plans. The cost of the Company's employees' participation in these programs will be allocated to the Company based on the actual cost of benefit accruals and an allocated cost of administration of the plans and overhead (See Note 9.).

Sublease Agreement

On February 14, 1996, Continental Grain and the Company entered into a sublease agreement with subsequent amendments (the "Sublease Agreement") for the utilization of the facilities leased from Continental Grain. The Sublease Agreement will require an annual payment of approximately $787 through the year 2000.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1997, 1996 and 1995
                             (dollars in thousands)
8. DEBT

In fiscal 1996, debt financing was provided by Continental Grain (See Note 7.). During fiscal 1997, this debt was retired and replaced with publicly issued debt. Long-term debt at March 31, 1997 consists of the following:
                                                                     March 31,
                                                                       1997
                                                                       ----
8 3/8% Senior Notes, $300 million face amount, due 2003              $299,194
7 1/2% Senior Notes, $200 million face amount, due 2002               199,288
Capitalized lease                                                         335
                                                                     --------
Total long-term debt                                                 $498,817
                                                                     ========

On August 14, 1996, the Company issued $300 million of unsecured senior notes (the "8 3/8% Senior Notes") due August 15, 2003. Proceeds to the Company, net of underwriting fees, market discount and other costs were $287,742. Interest on these notes is payable semi-annually on February 15 and August 15 commencing February 15, 1997. The 8 3/8% Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption. Interest expense on the unsecured 8 3/8% Senior Notes was $15,484 for fiscal 1997.

On March 12, 1997, the Company issued $200 million of unsecured senior notes (the "7 1/2% Senior Notes") due March 15, 2002 (together with the 8 3/8% Senior Notes, the "Senior Notes"). Proceeds to the Company, net of underwriting fees, market discount and other costs were $197,700. Interest on these notes is payable semi-annually on March 15 and September 15 commencing September 15, 1997. Interest expense on the 7 1/2% Senior Notes was $756 for fiscal 1997.

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

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility (the "Short-Term Borrowing"). The three-year Short-Term Borrowing has several interest rate pricing alternatives, including those based on the London Interbank Offering Rate ("LIBOR") and federal funds rate. The amount available under the Short-Term Borrowing is based on a formula based on certain of the Company's consolidated assets. Interest expense on the Short-Term Borrowing was $164 for fiscal 1997.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1997, 1996 and 1995
                             (dollars in thousands)

 9. EMPLOYEE BENEFITS

The Company's employees are included in Continental Grain's employee benefits programs, and the Company reimburses Continental Grain for the actual cost of benefit accruals and an allocable cost of administration and overhead.

Continental Grain has a number of noncontributory pension plans covering substantially all United States employees. The pension plan covering salaried employees provides benefits that are generally based on a percentage of the employee's salary during the five years before retirement. Continental Grain's funding policy for these plans is generally to make the minimum annual contribution required by applicable regulations. Pension costs charged to the Company by Continental Grain were $374, $118, and $91 for the years ended March 31, 1997, 1996 and 1995, respectively.

Post-retirement health care coverage under Continental Grain's Salaried Health Care Plan is available on a cost sharing basis to retired employees. Life insurance coverage is provided on a noncontributory basis to substantially all retirees. Post-retirement health care costs charged to the Company by Continental Grain were $419, $680 and $394 for the years ended March 31, 1997, 1996, and 1995, respectively. Effective April 1, 1996, Continental Grain transferred the Company's portion of the accrual, as of such date, for post-retirement health care costs. This accrual was determined on a stand alone basis for the Company.

The Company has in effect an incentive compensation program which is a formula plan based on pre-tax income targets. Incentive compensation for the years ended March 31, 1997, 1996 and 1995 was $24,580, $27,986 and $12,400, respectively.

Upon acquisition of ULG, the Company established a long term incentive plan for certain key employees of ULG. The program is a formula plan based on after-tax income. The Company recognized $200 in expense for this plan for the year ended March 31, 1997.

1995 Long-Term Stock Incentive Plan

On February 9, 1996, the Company adopted the 1995 Long-Term Stock Incentive Plan (the "Stock Plan") pursuant to which the Company was authorized to grant certain key employees 4,437,895 of options and restricted stock, in the common stock of the Company. The aggregate equity interests in the Company available under the Stock Plan is not to exceed 9% of all equity interests in the Company as of the date the plan was adopted. In fiscal 1997 and fiscal 1996, the Company granted stock options and restricted stock under the Stock Plan.

The Company applies APB Opinion No. 25 and the related interpretations in accounting for the Stock Plan. In October 1995, the FASB issued SFAS 123. If fully adopted, SFAS 123 changes the method for measurement and recognition of stock-based compensation on plans similar to those of the Company. The Company has adopted the disclosure requirements established by SFAS 123. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS 123 are presented below.

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
             (dollars in thousands, except share data)

Stock options granted under the Stock Plan are nonqualified  stock options that:
(1) are granted at prices which are equal to the market value of the stock on the date of grant; (2) subject to a grantee's continued employment with the Company, vest at various periods over a four year period; and (3) expire ten years subsequent to the award.

A summary of the status of the Company's stock options as of March 31, 1997 and 1996 and the changes during the year is presented below:

                                            March 31, 1997              March 31, 1996
                                            --------------              --------------
                                                      Weighted                       Weighted
                                                       Average                       Average
                                        Shares      Exercise Price     Shares     Exercise Price
                                        ------      --------------     ------     --------------
Outstanding at beginning of year      2,623,500         $21.11            --         $    --
Granted                                  50,000          35.63        2,623,500         21.11
Exercised                               (11,382)         21.11            --              --
Forfeited                              (177,388)         21.11            --              --
Outstanding at end of year            2,484,730         $21.41        2,623,500        $21.11
Options exercisable at end of year      491,946         $21.26          196,763        $21.11

The fair value of each option granted during fiscal 1997 and fiscal 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero; (2) expected volatility 49.75%; (3) risk-free interest rate of 5.05% for 1996 and 6.32% for 1997 and;
(4) expected life of 3.5 years. The weighted average fair value of options granted during 1997 and 1996 was $15.33 and $8.78, respectively.

Had compensation cost for the Company's fiscal 1997 and fiscal 1996 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1997 and fiscal 1996 would approximate the pro forma amounts below:


                                                   March 31, 1997               March 31, 1996
                                                   --------------               --------------
                                               As Reported    Pro Forma    As Reported   Pro Forma
                                               -----------    ---------    -----------   ---------
Net income                                      $106,004      $99,730        $74,130     $72,217
Net income per common share:
        Primary                                    $2.40        $2.25          $2.00       $1.95
        Fully diluted                              $2.40        $2.25          $2.00       $1.95

The restricted stock granted under the Stock Plan is recorded as deferred compensation in stockholders' equity. The deferred compensation is amortized over the vesting period of the restricted stock. The restricted stock vests over a 3 to 4 year period and is subject to the employee's continued employment with the Company.

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
             (dollars in thousands, except share data)

In  connection  with  the  restricted  stock  issuance,   the  Company  recorded
compensation expense of $6,721 and $4,967 in fiscal 1997 and fiscal 1996, respectively.

A summary of the status of the Company's restricted stock as of March 31, 1997 and 1996 and the changes during the year is presented below:



                                             March 31, 1997              March 31, 1996
                                             --------------              --------------
                                                      Weighted                       Weighted
                                                       Average                       Average
                                      Shares         Grant Price      Shares       Grant Price
                                      ------         -----------      ------       -----------
Outstanding at beginning of year     1,330,532        $21.00            --            $ --
Granted                                  6,000         35.63         1,330,532        21.00
Forfeited                             (33,929)         21.00            --              --
Vested and transferable               (57,052)         21.00            --              --
Outstanding at end of year           1,245,551        $21.07         1,330,532       $21.00


                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)



10. INCOME TAXES

Income taxes included in the consolidated statements of income represent the following:

                                                                      Current   Deferred    Total
                                                                      -------   --------    -----
Year ended March 31, 1997
   Federal .........................................................  $54,137    $ 4,661   $58,798
   State and local .................................................   11,524      1,019    12,543
                                                                       ------      -----    ------
                                                                      $65,661    $ 5,680   $71,341
                                                                      =======    =======   =======
Year ended March 31, 1996
   Federal .........................................................  $38,762    $ 3,278   $42,040
   State and local .................................................    6,504        552     7,056
                                                                        -----        ---     -----
                                                                      $45,266    $ 3,830   $49,096
                                                                      =======    =======   =======
Year ended March 31, 1995
   Federal .........................................................  $21,354    $(2,605)  $18,749
   State and local .................................................    3,894      (475)     3,419
                                                                        -----      ----      -----
                                                                      $25,248    $(3,080)  $22,168
                                                                      =======    =======   =======

The difference between the "expected" Federal tax rate and expense computed by applying the statutory tax rate to income before provision for income taxes and the effective tax rate and expense is as follows:


                                            March 31, 1997      March 31, 1996         March 31, 1995
                                            --------------      --------------         --------------
                                                    Percent            Percent                 Percent
                                                      of                  of                     of
                                                    Pre-Tax            Pre-Tax                 Pre-Tax
                                         Amount     Earnings  Amount   Earnings      Amount    Earnings
                                         ------     --------  ------   --------      ------    --------
Computed "expected" tax provision ...   $61,963     35.0%    $44,288     35.0%       $19,946     35.0%
State and local taxes, net of related
  Federal benefit ...................     8,055      4.6%      4,808      3.8%         2,222      3.9%
Other ...............................     1,323      0.7%       --         --           --        --
                                          -----      ----      ----       ----        ----       ----
   Total ............................   $71,341     40.3%    $49,096     38.8%       $22,168     38.9%
                                        =======     ====     =======     ====        =======     ====
The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax
liabilities  are as follows:


                                                          March 31,
                                                          ---------
                                                1997        1996         1995
                                                ----        ----         ----
Deferred Tax Assets:
   Provision for loan losses .............   $  1,069    $    982    $    605
   Deferred compensation .................      4,835        --          --
   Restricted stock awards ...............        301       1,927        --
   Other .................................      2,776         377          42
Deferred Tax Liabilities:
   Net servicing income ..................    (11,081)     (4,535)       --
   Interest-only and residual certificates    (12,942)     (9,813)     (7,881)
   Other .................................       (115)        (18)        (16)
                                                 ----         ---         ---
Net deferred tax liability ...............   $(15,157)   $(11,080)   $ (7,250)
                                             ========    ========    ========

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

11.  COMMITMENTS AND CONTINGENCIES

In addition to utilizing facilities leased by Continental Grain, the Company's operations are conducted from leased facilities located in various areas of the United States. These leases have clauses which provide for increases in rent in the event of increases in real estate taxes and maintenance costs. Rental expense for the years ended March 31, 1997, 1996 and 1995 was $3,470, $1,884, and $564, respectively. The Company also has a capital lease on certain machinery and equipment included as part of "Premises and equipment". The future minimum lease payments under the operating and capital leases for the Company, are as follows:



                                                   Operating     Capital
         Fiscal Year                                Leases        Leases
         -----------                                ------        ------
         1998 .................................    $  6,653    $    362
         1999 .................................       7,580         174
         2000 .................................       7,222         121
         2001 .................................       5,960          64
         2002 .................................       5,159          18
         Thereafter ...........................      29,614           0
                                                     ------      ------
                                                   $ 62,188    $    739
                                                   ========    --------
         Less: amounts
         representing interest ................                    (104)
                                                              ---------
         Present value of net
          minimum lease payments ..............                     635
         Less: current maturties ..............                    (300)
                                                              ---------
         Long-term obligation .................               $     335
                                                              =========



Litigation

The Company is involved in certain litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

12. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

Sales of Assets with Recourse

During 1997, 1996 and 1995, the Company utilized agreements with financial institutions (the "Purchasers") to sell, with limited recourse, interests in designated pools of securitized and whole loans receivables. Under the agreements, the Purchasers have given the Company a right of first refusal to repurchase such receivables prior to third-party sales. Pursuant to the recourse provisions of these agreements, the Company is responsible for losses incurred by the Purchasers on third-party sales of the receivables up to either 5% or 10% of the sale amounts. The agreements are guaranteed by the Company. The Company monitors its exposure associated with these agreements and records recourse provisions, as necessary, to address this potential exposure. During 1997, 1996 and 1995, the Company utilized these facilities to sell receivables totaling

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)


approximately $7,350,000, $5,671,000 and $2,510,000,  respectively. At March 31,
1997  and  1996,  approximately  $591,000  and  $565,000,   respectively,   were
outstanding and offset against receivables held for sale.

During 1997, 1996, and 1995, the Company sold, with limited recourse, an interest in certain interest-only and residual certificates for $96,545, $54,500 and $50,000, respectively. At March 31, 1997, 1996 and 1995, $144,926, $90,985
and $50,000, respectively, of these aforementioned sales were outstanding. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed upon range. The agreements are guaranteed by Continental Grain for an agreed upon fee.

Financial  Instruments

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require the disclosure of the notional amount or contractual amounts of financial instruments.

The Company regularly securitizes and sells fixed and variable rate mortgage loan receivables. As part of its interest rate risk management strategy, the Company may choose to hedge its interest rate risk related to its mortgage portfolio and purchase commitments by utilizing financial futures. The Company classifies these futures as hedges of specific loan receivables and purchase commitments. The gains and losses derived from these financial futures are deferred and included in the carrying amounts of the related hedged items and ultimately recognized in income. Deferred gains on the futures used to hedge the anticipated transactions amounted to $2,821, $1,968 and $359 at March 31, 1997, 1996, and 1995, respectively.

The following table identifies the contract and market values of financial instruments as of March 31, 1997, 1996 and 1995.

Futures Contracts:

                              Contract Value   Market Value
                                  Short           Short
                                  -----           -----
March 31, 1997 ..............    $364,900        $377,440
March 31, 1996 ..............     219,800         231,739
March 31, 1995 ..............      58,500          60,068

Market Risk

In the normal course of business the Company enters into various contractual commitments involving forward settlement. These include financial futures contracts and short sales. Commitments involving forward settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument.

The Company is also exposed to market interest rate risk. A decline in interest rates will typically increase the amount of loan prepayments and decrease the value of the interest-only and residual certificates and capitalized servicing fees receivable. An increase in interest rates may decrease the demand for consumer and commercial credit.

                     CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

Periods of economic slowdown or recession may be accompanied by decreased demand for the market for Receivables or declines in real estate values. These factors will influence the Company's ability to obtain and securitize Receivables. During these periods the Company's cost of servicing loans may increase as rates of delinquency and foreclosure increase.

Fair Value of Financial Instruments

The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of securities purchased under agreements to resell, trade receivables, accounts payable and accrued expenses, securities sold but not yet purchased and trade receivables sold under agreements to repurchase. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amounts of the Company's long-term debt approximate fair value when valued using available quoted market prices.

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its Receivables and interest-only and residual certificates. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or buy and loans sold with limited recourse.

The Company utilizes securities purchased under agreements to resell as part of its interest rate management strategy. These instruments expose the Company to credit risk which is measured as the loss the Company would record if counterparties failed to perform pursuant to terms of their contractual obligations and the value of the collateral held, if any, was not adequate to cover such losses. The Company's policy is to take possession of securities purchased under agreements to resell. The Company monitors the market value of the assets acquired to ensure their adequacy as compared to the amount at which the securities will be resold. The Company may require the counterparty to deposit additional collateral or reduce the loan balance when necessary. The interest rate on these instruments depends upon, among other things, the underlying collateral, the term of the agreement and the credit quality of the counterparty. At March 31, 1997 and 1996, these instruments had a weighted average interest rate of 5.1%, and 4.7%, respectively. The Company transacts these resale agreements primarily with three institutional broker/dealers.

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers, commitments to purchase loans from correspondents, and recourse provided on loans sold to investors in prior years. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 85%. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value or the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

As of March 31, 1997 and 1996, the Company had outstanding commitments to extend credit or purchase loans in the amount of $428,234 and $206,314, respectively. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

                    CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

The Company monitors concentrations of credit risk associated with business conducted with financial institutions and minimizes credit risk by avoiding a concentration with any single financial institution. As of March 31, 1997, and 1996 the majority of loans with on-balance sheet and off-balance sheet risks were collateralized by properties located in the Eastern United States.

Warehousing Exposure

The Company makes warehouse financing available to its securitization clients to facilitate the accumulation of securitizable products prior to securitization. As of March 31, 1997 and 1996, the Company had $1,567,600 and $981,600 of committed warehousing available to its third party clients, of which $566,029 and $425,378, respectively, was drawn down. Warehouse commitments are typically for a term of one year or less and are designated to fund only securitizable assets. Assets from a particular client remain in the warehouse for a period of 90-120 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the quarterly results of operations for the year ended March 31, 1997:


                                                              Three Months Ended
                                                  June 30,  September 30, December 31,    March 31,
                                                    1996        1996          1996          1997
                                                    ----        ----          ----          ----
Total gross income                               $ 69,763    $ 89,683       $121,332      $147,052
Net income                                         19,433      25,516         29,025        32,030
Primary and fully diluted earning per common
share                                            $   0.44      $ 0.58        $ 0.66        $ 0.72
                                                 ========      ======        ======        ======


14. SUBSEQUENT EVENT

On June 4, 1997 the Company completed a primary offering of 2,800,000 shares of common stock and an additional 420,000 shares were purchased by the underwriters for over allotments. The proceeds of the offering to the Company, net of estimated expenses and underwriting discount, were $100,778. The proceeds will be used for general corporate purposes, including strategic acquisitions, funding loan originations and purchases, supporting securitization transactions, and other working capital needs. The completion of the offering reduces
Continental Grain's ownership of the Company from approximately 81% to approximately 75%.

                 CONTIFINANCIAL CORPORATION
       Notes to Consolidated Financial Statements (continued)
                   March 31, 1997, 1996 and 1995
                       (dollars in thousands)

The consummation of the public offering causes the vesting of certain options granted. The additional vesting would cause options exercisable as of March 31, 1997 to increase to 1,734,311.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                       Part III.

Item 10.    Directors and Executive Officers of  the Registrant.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 10 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

Item 11.    Executive Compensation

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 12 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

Item 13.    Certain Relationships and Related Transactions.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 13 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.
                                       Part IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

      (1) Financial Statements

            See Item 8.  "Financial Statements and Supplementary Data."

      (2) Financial Statement Schedules

     No Financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.



(3) Exhibits

Exhibit
  No.                                          Description
  ---                                          -----------
 3.1  Restated Certificate of Incorporation of  the Company (1)
 3.2  By-laws of the Company (1)
 4.1  Indenture between the Company and the Trustee with form of Indenture Note (1)
 4.2  Form of Term Note issued by the Company to Continental Grain (1)
 4.3  Form of Four Year Note issued by The Company to Continental Grain (1)
10.1  Indemnification Agreement between the Company and Continental Grain (1)
10.2  Tax Sharing Agreement between the Company and Continental Grain (1)
10.3  Employee Benefit Allocation Agreement between the Company and Continental Grain(2)
10.4  Services Agreement between the Company and Continental Grain (1)
10.5  Note Purchase Agreement between the Company and Continental Grain (1)
10.6  Common Stock Registration Rights Agreement between the Company and Continental Grain (1)
10.7  Indenture Note Registration Rights Agreement between the Company and Continental Grain (1)
10.8  Sublease Agreement between the Company and Continental Grain (1)
10.9  ContiFinancial Corporation 1995 Long -Term Stock Incentive Plan (1)
10.10 ContiFinancial Services Long -Term Incentive Compensation Plan (1)
10.11 1997 ContiFinancial Services Division Incentive Compensation Plan (1)
10.12 1997 ContiMortgage Corporation Incentive Compensation Plan (1)
10.13 Form of Stock Option Agreement (1)
10.14 Form of Restricted  Stock Award Agreement (1)
10.15 Agreement  of  Lease  between  LC/N  Keith  Valley  Limited   Partnership  I  and
      ContiTrade Services Corporation and amendments thereto (1)
10.16 ContiFinancial Corporation Directors Retainer Fee Plan (1)
10.17 Assignment and Transfer of Excess Spread  Receivables  between  Continental Grain and certain subsidiaries of the Company (1)
10.18 Secured Promissory Note (2)
11.1  Computation of the Company's pro forma earnings per common share
21.1  List of Subsidiaries of the Company
23.2  Consent of Arthur Andersen LLP (2)
24.1  Attorneys-In-Fact and Agents for James J. Bigham (2)
24.2  Attorneys-In-Fact and Agents for Paul J. Fribourg (2)
24.3  Attorneys-In-Fact and Agents for John W. Spiegel (2)
24.4  Attorneys-In-Fact and Agents for Donald L. Staheli (2)
24.5  Attorneys-In-Fact and Agents for John P. Tierney (2)
24.6  Attorneys-In-Fact and Agents for Lawrence G. Weppler (2)
24.7  Attorneys-In-Fact and Agents for Daniel J. Willett (2)
24.8  Attorneys-In-Fact and Agents for Michael J. Zimmerman
27.1  Financial Data Schedule

(1) Incorporated by reference to the exhibit of the same number from the Company's
    Registration Statement on Form S-1, File No. 33-98016.

(2)  Incorporated  by  reference  to the exhibit of the same number from the  Company's
     Annual  Report  on Form  10-K for the  fiscal  year  ended  March  31,  1996,  File No.
     1-14074.

(b)  Reports on Form 8-K.
      None

(c)  Exhibits.
      See (a) (3) above.

(d)  Financial Statement Schedules.
      See (a) (2) above.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, ContiFinancial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    CONTIFINANCIAL CORPORATION


                            By:  /s/ James E. Moore
                                     James E. Moore
                                     President, Chief Executive
                                     Officer and Director
                              Date: June 27, 1997

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                         Title                        Date

/s/ James E. Moore            President, Chief Executive           June 27, 1997
James E. Moore                Officer and Director (Principal
                              Executive Officer)

/s/ Daniel J. Willett         Senior Vice President and Chief      June 27, 1997
Daniel J. Willett                Financial Officer (Principal
                                 Financial Officer)

/s/ Susan E. O'Donovan        Vice President and Controller        June 27, 1997
Susan E. O'Donovan               (Principal Accounting
                              Officer)

      *                       Director and Chairman of the         June 27, 1997
James J. Bigham               Board



     *                        Director                            June 27, 1997
Paul J. Fribourg


     *                       Director                             June 27, 1997
John W. Spiegel


     *                       Director                             June 27, 1997
Donald L. Staheli


     *                       Director                             June 27, 1997
John P. Tierney


     *                        Director                            June 27, 1997
Lawrence G. Weppler


     *                        Director                            June 27, 1997
Michael J. Zimmerman

* By: /s/ James E. Moore
          James E. Moore
          Attorney-In-Fact

                                     Exhibit Index

Exhibit
   No.                        Description


11.1  Computation of the Company's pro forma earnings per common share
21.1  List of Subsidiaries of the Company
24.8  Attorneys-In-Fact and Agents for Michael J. Zimmerman
27.1  Financial Data Schedule