Form 10-Q
period 1997-06-30
CONTIFINANCIAL CORP
filed 1997-08-14
CIK 1002130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  June 30, 1997
                          OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to_________

                                  1-14074
                --------------------------------------------
                         (Commission File Number)

                         ContiFinancial Corporation
               -------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                    13-3852588
 -------------------------                  ------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


277 Park Avenue
New York, New York                                                 10172
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:        (212) 207-2800
                                                       ---------------------

                                no change
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   --    -----


The Company had 47,623,984 shares of common stock outstanding as of
                ----------
 August 7, 1997.



                       CONTIFINANCIAL CORPORATION
                        Consolidated Balance Sheets
                  as of June 30, 1997 and March 31, 1997
                 (dollars in thousands, except share data)
                                (unaudited)

                                                             June 30,    March 31,
                                                               1997        1997
                                                               ----        ----
                        Assets
                        ------
Cash and cash equivalents ...........................   $   111,146    $    51,200
Restricted cash .....................................           464            464
Securities purchased under agreements to resell .....       504,572        223,962
Interest-only and  Residual Certificates ............       516,707        445,005
Capitalized servicing fees receivable ...............        35,079         29,353
Trade  receivables:
   Receivables held for sale ........................       695,045        625,545
   Other receivables ................................       152,567         87,353
   Allowance for loan losses ........................        (2,768)        (3,747)
                                                             ------         ------
Total  trade  receivables, net ......................       844,844        709,151
                                                            -------        -------
Premises and equipment, net of accumulated
depreciation of  $5,112 and  $4,298 as of
June 30, 1997 and March 31, 1997, respectively ......         8,920          7,789
Cost in excess of equity acquired ...................        47,909         48,200
Other assets ........................................        36,893         30,674
                                                             ------         ------
      Total assets ..................................   $ 2,106,534    $ 1,545,798
                                                        ===========    ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities:
------------
Accounts payable and accrued expenses ...............   $    94,031    $    87,770
Securities sold but not yet purchased ...............       496,897        225,131
Trade receivables sold under agreements to repurchase       306,042        251,539
Due to affiliates ...................................        16,149         36,367
Short-term borrowed funds ...........................       130,000         25,000
Long-term debt ......................................       498,823        498,817
Other liabilities ...................................        24,538         12,102
                                                             ------         ------
      Total liabilities .............................     1,566,480      1,136,726
                                                          ---------      ---------
Commitments and contingencies
Minority interest of subsidiary .....................         1,319          1,288
Stockholders' equity:
   Preferred stock  (par value $0.01 per share;
      25,000,000 shares authorized; none issued
      at June 30, 1997 and March 31, 1997) ..........            --             --
   Common stock (par value $0.01 per share;
      250,000,000 shares authorized; 47,623,984
      and 44,390,335 shares issued at
      June 30, 1997 and March 31, 1997, respectively)           476            444
   Paid-in capital ..................................       397,984        295,029
   Retained earnings ................................       155,525        128,652
   Treasury Stock (17,509  and 27,931 shares of
      common stock, at cost, as of June 30 1997
      and March 31, 1997, respectively) .............          (368)          (586)
   Deferred  Compensation ...........................       (14,882)       (15,755)
                                                            -------        -------
      Total stockholders' equity ....................       538,735        407,784
                                                            -------        -------
      Total liabilities and stockholders' equity ....   $ 2,106,534    $ 1,545,798
                                                        ===========    ===========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.




                         CONTIFINANCIAL CORPORATION
                     Consolidated Statements of Income
             for the three months ended June 30, 1997 and 1996
                 (dollars in thousands, except share data)
                                (unaudited)


                                                          Three Months
                                                          Ended June 30
                                                          -------------
Gross income                                           1997          1996
                                                       ----          ----
   Gain on sale of receivables ...............   $    64,340    $   31,166
   Interest ..................................        49,679        28,515
   Net servicing income ......................        15,973         9,073
   Other income ..............................         4,031         1,009
                                                     -------        ------
      Total gross income .....................       134,023        69,763
                                                     -------        ------

Expenses
   Compensation and benefits .................        30,234        12,408
   Interest (includes $6,226 to affiliates for
     the three months ended June 30, 1996) ...        35,863        19,662
   Provision for loan losses .................         1,311           219
   General and administrative ................        21,070         4,779
                                                      ------         -----
      Total expenses .........................        88,478        37,068
                                                      ------        ------

Income before income taxes and
   minority interest .........................        45,545        32,695
Income taxes .................................        18,641        13,262
                                                      ------        ------
Income before minority interest ..............        26,904        19,433
Minority interest of subsidiary ..............            31          --
                                                  ----------   -----------
      Net income .............................   $    26,873   $    19,433
                                                 ===========   ===========
Primary and fully diluted earnings
   per common share ..........................   $      0.59   $      0.44
                                                 ===========   ===========
Fully diluted weighted average number
   of shares outstanding .....................    45,588,626    44,043,368
                                                  ==========    ==========

Primary weighted average number of shares
   outstanding ................................   45,425,103    43,898,281
                                                  ==========    ==========



The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.



                        CONTIFINANCIAL CORPORATION
              Condensed Consolidated Statements of Cash Flows
             for the three months ended June 30, 1997 and 1996
                          (dollars in thousands)
                                (unaudited)

                                                        Three Months
                                                        Ended June 30,
                                                        -------------
                                                       1997         1996
                                                       ----         ----
Net cash used in operating activities ...........   $(109,202)   $  (1,948)
                                                    ---------    ---------
Cash flows from investing activities:
    Acquisition of unconsolidated subsidiaries ..      (5,603)          --
    Purchase of property and equipment ..........      (1,945)         (57)
                                                       ------          ---
         Cash  used in investing activities .....      (7,548)         (57)
                                                       ------          ---
Cash flows from financing activities:
    Net decrease in due to affiliates ...........     (29,376)      (5,555)
    Increase in short-term borrowed funds .......     105,000           --
    Proceeds from equity offering ...............     100,778           --
    Proceeds from exercise of options ...........         288           --
    Other, net ..................................           6           --
                                                       ------       ------
      Net cash provided by (used in)
        financing activities ....................     176,696       (5,555)
                                                      -------       ------
Net increase (decrease) in cash and cash
    equivalents .................................      59,946       (7,560)
Cash and cash equivalents at beginning of  period      51,200       32,479
                                                       ------       ------
Cash and cash equivalents at end of period ......   $ 111,146    $  24,919
                                                    =========    =========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.


                        CONTIFINANCIAL CORPORATION
      Notes to Unaudited Condensed Consolidated Financial Statements
                               June 30, 1997
                          (dollars in thousands)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its consolidated subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal, recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.


2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share ("EPS")" ("SFAS 128") which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 had been applied to the results of operations for the three months ended June 30, 1997 and June 30, 1996 the Company's basic EPS would have been $0.60 (pro forma) and $0.45 (pro forma), respectively, of earnings per common share based on net income of $26,873 and $19,433, respectively, and weighted-average number of common shares of 44,757,322 (pro forma) and 43,248,001 (pro forma), respectively. Fully diluted EPS remains the same under SFAS 128 but will be referred to as diluted EPS.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

                          CONTIFINANCIAL CORPORATION
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1997
                            (dollars in thousands)

3.  EQUITY

On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock and an additional 420,000 shares were purchased by the underwriters for over-allotments. The proceeds of the offering to the Company, net of estimated expenses and underwriting discount, were $100,778. The net proceeds will be used for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of Excess Spread Receivables -- as defined on page 9 herein), other working capital needs and to make certain strategic acquisitions. The completion of the offering reduces Continental Grain Company's ("Continental Grain") ownership of the Company from approximately 81% to approximately 75%. The consummation of the public offering caused the vesting of certain options granted.

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

General

The Company is engaged in the consumer and commercial finance business by originating and servicing home equity loans and providing financing and asset securitization expertise to originators of a broad range of loans, leases and receivables. Through ContiMortgage Corporation ("ContiMortgage") and the retail origination subsidiaries, the Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The Company has strategic alliances with various originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). Through ContiTrade Services L.L.C. ("ContiTrade") the Company provides financing and asset securitization structuring expertise, and through ContiFinancial Services Corporation
("ContiFinancial Services"), an NASD registered broker/dealer, the Company provides placement services. In September 1996, the Company established ContiWest Corporation, a Nevada corporation, to administer and underwrite a portion of the Company's origination portfolio.

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

In the third quarter of fiscal 1997, the Company acquired three home equity companies and one auto finance company to implement growth strategies of expanding into the western United States, diversifying into retail origination  and  owning  other  asset  origination  platforms  with  which the
Company has significant securitization experience. The four new loan origination subsidiaries, California Lending Group, Inc. d/b/a United Lending Group ("ULG"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), Triad Financial Corporation ("Triad"), and Resource One Consumer Discount Company, Inc. ("Resource One"), are collectively called the "Acquisitions".

The following table presents loan portfolio data relating to the three periods ended June 30, 1997 and 1996:


                                                       Three Months
                                                       Ended June 30,
                                                       --------------
Loan  Portfolio Data                                  1997         1996
--------------------                                  ----         ----
                                                         (in thousands)
ContiMortgage serviced loan portfolio ...........   $7,269,361    $4,256,948
Home equity loan originations:
    Wholesale ...................................   $1,166,218    $  678,128
    Retail ......................................      226,013          --
                                                       -------      -------
Total home equity loan originations .............   $1,392,231    $  678,128
                                                    ==========    ==========
Commercial loan originations ....................   $  191,806    $   65,425
Non-prime auto loan originations ................   $   38,056    $     --
Securitizations and sales:
    ContiMortgage and ContiWest .................   $1,265,000    $  692,954
    Commercial real estate ......................      158,816       193,916
    Triad .......................................       45,881          --
    Strategic alliances .........................      174,200       106,559
                                                       -------       -------
Total securitizations and sales .................   $1,643,897    $  993,429
                                                    ==========    ==========
ContiMortgage delinquency and
    loan loss data (1):                         June 30, 1997   March 31, 1997
                                                -------------   --------------
    Delinquency rate ...........................        3.68%         3.24%
    Default rate ...............................        5.05%         4.70%
                                                      Three Months Ended
                                                      ------------------
                                                June 30, 1997   June 30, 1997
                                                -------------   -------------
    Net losses as a percentage of
       average amount outstanding .............        0.074%       0.051%


(1) Includes home equity loans originated by Royal MortgageBanc, Resource One and United Lending Group, and serviced by ContiMortgage.


The delinquency rate on ContiMortgage's servicing portfolio at June 30, 1997 was 3.68%. ContiMortgage's delinquencies increased 44 basis points from the March 31, 1997 rate of 3.24%, of which 51 basis points were in the 30-59 day period. Delinquencies have fluctuated between 3.02% and 4.18% for the past twelve months. The default portfolio increased 35 basis points to 5.05% from the March 31, 1997 default percentage of 4.70%. Included in the default total were loans performing under bankruptcy plans and real estate owned, making up 0.75% and 0.48% of the servicing portfolio, respectively, compared with 0.62% and 0.52%, respectively, as of March 31, 1997. The modest increase in the default portfolio is due to the seasoning of ContiMortgage's portfolio.

Net loss for the first quarter of fiscal 1998 was $5.0 million, or 0.074% of average serviced loans outstanding, as compared with 0.051% for the first quarter of fiscal 1997. Net losses as a percentage of average serviced home equity loans outstanding was 0.28% for the twelve months ended June 30, 1997, as compared with 0.26% for the twelve months ended March 31, 1997.

Certain Accounting Considerations

For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of Real Estate Mortgage Investment Conduits ("REMIC"), owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected or allocated and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread. The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee, if applicable, and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). These cash flows are projected over the life of the loans or other assets using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at June 30, 1997 and March 31, 1997, is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

The Company recognizes the gain on sale of loans or other assets in the fiscal year in which such loans or other assets are sold, although the majority of the cash (representing the Excess Spread and servicing fees) is received by the Company over the life of the loans or other assets. Concurrent with recognizing such gain on sale, the Company records the Excess Spread Receivable as an asset on its consolidated balance sheets. The Excess Spread Receivable is reduced as cash distributions are received from the securitization.

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

Financial Condition

June 30, 1997

Securities purchased under agreements to resell increased $280.6 million from $224.0 million at March 31, 1997 to $504.6 million at June 30, 1997. The Company maintains asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities"). Receivables held for sale and loans and other assets sold with recourse under its Purchase and Sale
Facilities  are  hedged,  in part,  through the use of United  States  treasury
securities  and  futures   contracts  to  reduce   exposure  to  interest  rate
fluctuations. Securities purchased under agreements to resell are part of this hedging strategy. This increase was primarily due to the increase in the Company's securitization volume and the related receivables held for sale account.

Interest-only and residual certificates increased $71.7 million from $445.0 million at March 31, 1997 to $516.7 million at June 30, 1997. This increase represents $81.2 million recorded during fiscal 1997 relating to new securitizations and recorded interest income of $11.2 million partially offset by $7.2 million of sales and $13.5 million of collections.

Capitalized servicing fees receivable increased $5.7 million from $29.4 million at March 31, 1997 to $35.1 million at June 30, 1997. This balance reflects the capitalization of $7.8 million of servicing rights and $1.1 million of prepayment premiums paid partially offset by amortization of $3.2 million.

Trade receivables, net increased $135.6 million from $709.2 million at March 31, 1997 to $844.8 million at June 30, 1997. This increase was due to an increase in receivables held for sale from $625.5 million as of March 31, 1997 to $695.0 million at June 30, 1997, and an increase in other receivables from $87.4 million at March 31, 1997 to $152.6 million at June 30, 1997. The increase in receivables held for sale of $69.5 million was due to the investment of the net cash proceeds available from the Company's June 4, 1997 primary offering of common stock and the timing of securitizations.

The increase in other receivables of $65.2 million from March 31, 1997 to June 30, 1997, was primarily due to an increase in short-term receivables associated with the timing of securitization transactions of $48.7 million. Additional changes to other receivables were an increase in servicing advances of $6.0 million and an increase in financed interest-only and residual certificates of $3.9 million.

Premises and equipment, net increased $1.1 million from $7.8 million at March 31, 1997 to $8.9 million at June 30, 1997. The increase is primarily due to increased purchases related to the expansion of ContiMortgage's offices.

Cost in excess of equity acquired decreased $0.3 million from $48.2 million at March 31, 1997 to $47.9 million at June 30, 1997. The decrease was due to the amortization of the cost in excess of equity acquired which was recorded upon the purchase of the Acquisitions made by the Company during the third quarter of fiscal 1997.

Other assets increased $6.2 million from $30.7 million at March 31, 1997 to $36.9 million at June 30, 1997. Other assets represents prepaid expenses, margin and other deposits, deferred bond issuance costs, equity investments in unconsolidated subsidiaries and other investments. This increase is primarily due to an increase of approximately $5.6 million for equity investments in unconsolidated subsidiaries.

Accounts payable and accrued expenses increased $6.2 million from $87.8 million at March 31, 1997 to $94.0 million at June 30, 1997. The balance increased primarily due to an increase in accrued taxes payable of $27.0 million, and accrued interest payable of $10.0 million offset by a decrease in accrued incentive amounts of $27.1 million and accrued securitization expenses of $4.0 million. See due to affiliates discussion below for a discussion of accrued taxes payable. The increase in accrued interest
payable  and  the   decreases   in  accrued   incentive   amounts  and  accrued
securitization expenses were due to timing differences relating to the payments of these liabilities.

Securities sold but not yet purchased increased $271.8 million from $225.1 million at March 31, 1997 to $496.9 million at June 30, 1997. Receivables held for sale and loans and other assets sold, with recourse, under the Company's Purchase and Sale Facilities are hedged, in part, through the use of United States Treasury securities and futures contracts to reduce exposure to interest rate fluctuations. Securities sold but not yet purchased are part of this hedging strategy. This increase was primarily due to the increase in the Company's securitization volume and the related receivables held for sale account.

Trade receivables sold under agreements to repurchase increased $54.5 million from $251.5 million at March 31, 1997 to $306.0 million at June 30, 1997. This increase is due to the increase in receivables held for sale during the three months ended June 30, 1997.

Due to affiliates decreased $20.3 million from $36.4 million at March 31, 1997 to $16.1 million at June 30, 1997. The decrease is primarily due to the effect of the June 4, 1997 primary stock offering which reduced Continental Grain's ownership of the Company from approximately 81% to approximately 75%. When the Company was 81% owned by Continental Grain, the Company's Federal income taxes were prepared on a consolidated basis with Continental Grain and such liabilities were paid through the due to affiliates account. Since Continental Grain's ownership percentage has been reduced to approximately 75%, taxes are now accrued and paid directly by the Company.

Short-term borrowed funds represents borrowings from a $200.0 million unsecured revolving credit facility the Company entered into on January 8, 1997. At June 30, 1997 and March 31, 1997, $130.0 million and $25.0 million of drawings under this line were outstanding, respectively. These borrowings were used for general corporate purposes. For further discussion see "Liquidity and Capital Resources".

There were no material changes in long-term debt from March 31, 1997 to June 30, 1997.

Other liabilities increased $12.4 million from $12.1 million at March 31, 1997 to $24.5 million at June 30, 1997. The increase is primarily due to a net increase in deferred compensation payable of $10.6 million under the terms of incentive plans and an increase in deferred income of $1.8 million.

Stockholders' equity increased $130.9 million from $407.8 million at March 31, 1997 to $538.7 million at June 30, 1997. The increase was due to the June 4, 1997 completion of the primary offering of common stock with net proceeds of $100.8 million, net income of $26.9 million, the amortization of deferred compensation and a deferred compensation tax adjustment of $3.0 million and the exercise of stock options of $0.2 million.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The Company's total gross income increased from $69.8 million for the three months ended June 30, 1996 to $134.0 million for the three months ended June 30, 1997, representing a 92% increase. During the first quarter of fiscal
1998, gross income increased by $37.0 million, or 53%, exclusive of the Acquisitions. Net income increased from $19.4 million for the three months ended June 30, 1996 to $26.9 million for the three months ended June 30, 1997, representing a 38% increase. Net income for the three months ended June 30, 1997 increased by $4.2 million, or 22%, exclusive of the Acquisitions.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                     Three Months
                                                     Ended June 30,
                                                     --------------
Gross income                                           1997   1996
                                                       ----   ----
 Gain on sale of receivables .................       48.00%   44.67%
 Interest ....................................       37.07%   40.87%
 Net servicing income ........................       11.92%   13.01%
 Other income ................................        3.01%    1.45%
                                                      ----     ----
    Total gross income .......................      100.00%  100.00%
                                                    ------   ------

Expenses
 Compensation and benefits ...................       22.56%   17.79%
 Interest ....................................       26.76%   28.18%
 Provision for loan losses ...................        0.98%    0.31%
 General and administrative ..................       15.72%    6.85%
                                                     -----     ----
   Total expenses ............................       66.02%   53.13%
                                                     -----    -----

Income before income taxes and
 minority interest ...........................       33.98%   46.87%
Income taxes .................................       13.91%   19.01%
                                                     -----    -----
Income before minority interest ..............       20.07%   27.86%
Minority interest of subsidiary ..............        0.02%    0.00%
                                                      ----     ----
   Net income ................................       20.05%   27.86%
                                                     =====    =====

The Company's move into retail origination has resulted in a change in the profile of the income statement. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas with wholesale originators, such as ContiMortgage, costs of origination in the form of origination points are netted against gain on sale of receivables. As retail origination grows, the Company anticipates a related increase in operating expenses, largely offset by higher income from origination points and other cash income included in gain on sale results.

Income. The increase in total gross income was due to a greater volume of loans originated as a result of the expansion of the Company's wholesale and broker home equity loan origination sources and the move into retail originations.

The following table sets forth information regarding the components of the Company's total gross income in each of the three month periods ended June 30:




                                                             Three Months
                                                             Ended June 30,
                                                             ---------------
                                                             1997       1996
                                                             ----       ----
                                                              (in thousands)
Gain on sale of receivables ..................         $ 64,340         $ 31,166
Interest .....................................           49,679           28,515
Net servicing income .........................           15,973            9,073
Other income .................................            4,031            1,009
                                                          -----            -----
   Total gross income ........................         $134,023         $ 69,763
                                                       ========         ========


Gain on sale of receivables was the primary component of total gross income, comprising 48% and 45% of total gross income in the three months ended June 30, 1997 and 1996, respectively. Gain on sale of receivables increased $33.2 million, or 106%, in the three months ended June 30, 1997 as compared to the corresponding period in 1996. During the first quarter of fiscal 1998, gain on sale of receivables increased by $8.9 million or 29%, exclusive of the Acquisitions.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans originated by ContiMortgage, the retail origination companies and Strategic Alliance clients of the Company in REMIC S, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon securitization of commercial and multi-family loans, home improvement loans, franchisee loans, prime and non-prime auto loans and equipment leases which are sold into REMICs and whole loan and other trust structures.

The increase in income earned from gain on sale of receivables was due to an increased volume of loans and leases structured partially offset by a decreased gain on sale percentage. The Company structured and sold $1.4 billion of mortgages, loans and leases, exclusive of the Acquisitions, in the three months ended June 30, 1997, an increase of $0.6 billion from the three months ended June 30, 1996, which contributed $16.3 million of the increase in gain on sale of receivables.

The  gain on sale  percentage,  computed  as the  ratio  of gain on sale  gross income divided by the dollar volume of loans securitized, decreased by 87 basis points from 3.69% for the three months ended June 30, 1996 to 2.82% for the three months ended June 30, 1997. The primary reasons for the decline were twofold: (1) origination costs or premiums paid for loans increased by 74 basis points, reducing the Excess Spread component of the gain on sale calculation; and (2) the average life on ContiMortgage securitizations declined by 0.3 years in the first quarter of fiscal 1998 compared to the corresponding period in fiscal 1997 due to an increase in prepayment speed assumptions used by the Company in valuing the Excess Spread Receivable. Securities sold were executed at more favorable investor yields and efficient securitization structures in the three months ended June 30, 1997, than in the comparable period in 1996, generating a 30 basis point increase in Excess Spread, partially offsetting the declines in Excess Spread and average life. These changes resulted in a $7.4 million decline in gain on sale of receivables.

The combination of the $16.3 million increase due to increased volume and the $7.4 million decrease due to a decline in ContiMortgage Excess Spread resulted in a net increase in gain on sale of receivables from the three months ended June 30, 1996 to the corresponding period in 1997 of $8.9 million.

Interest income increased $21.2 million, or 74%, for the three months ended June 30, 1997 from the corresponding period in 1996. Interest income increased by $19.1 million, or 67%, exclusive of the Acquisitions. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $15.1 million to the increase between the three months ended June 30, 1996 and 1997. The increase in interest earned on loans originated and purchased was primarily due to a $646.4 million increase in the average balance of loans originated and purchased but not yet securitized during the periods. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $4.0 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the three months ended June 30, 1997 as compared to the corresponding period in 1996.

Net servicing income increased $6.9 million, or 76%, for the three months ended June 30, 1997 compared to the corresponding period in 1996 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. Net servicing income increased by $6.4 million, or 70%, exclusive of the Acquisitions. The Company's loan servicing portfolio increased $3.0 billion from $4.3 billion to $7.3 billion at June 30, 1996 as compared to June 30, 1997, contributing to a $2.6 million increase in net servicing income between the three months ending June 30, 1996 and 1997 Additionally, net servicing income increased by $3.8 million in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 due to capitalized servicing income associated with the 83% increase in the ContiMortgage and ContiWest home equity loan sales and securitizations for the three months ended June 30, 1997 as compared to the corresponding period in 1996.

Other income increased $3.0 million, or 300%, for the three month period ended June 30, 1997 compared to the corresponding period in 1996. Other income increased by $2.6 million, or 254%, exclusive of the Acquisitions. Other income consists primarily of "purchase premium refunds" on warehouse advances and for the three months ended June 30, 1997, miscellaneous income. "Purchase premium refunds" are received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that stipulate that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased by approximately $0.9 million due to the increase in ContiMortgage origination volume. The miscellaneous income received during the three months ended June 30, 1997 consists of $1.1 million of income received in connection with the termination of a strategic alliance agreement.

Expenses. Total expenses for the three months ended June 30, 1997 increased $51.4 million or 139% from the corresponding period in 1996. Total expenses increased by $28.0 million, or 75%, exclusive of the Acquisitions. This increase in total expenses was due to the increase in number of employees, and costs associated with increased loan volume.

The following table sets forth the components of the Company's expenses for the three months ended June 30, 1997 and 1996.
                                                            Three Months
                                                            Ended June 30,
                                                            ---------------
                                                            1997       1996
                                                            ----       ----
                                                            (in thousands)

Compensation and benefits ....................          $30,234        $12,408
Interest .....................................           35,863         19,662
Provision for loan losses ....................            1,311            219
General and administrative ...................           21,070          4,779
                                                         ------          -----
    Total expenses ...........................          $88,478        $37,068
                                                        =======        =======

Compensation and benefits expense increased $17.8 million, or 144 %, for the three months ended June 30, 1997 compared to the corresponding period in
1996. Of this increase in compensation and benefits, $12.3 million was due to the addition of 974 employees from the Acquisitions. Compensation and benefits expense increased by $5.5 million, or 44%, exclusive of the
Acquisitions. This increase was primarily due to the addition of new personnel. On June 30, 1997, the Company had 770 employees, exclusive of the Acquisitions, as compared to 515 employees on June 30, 1996, a 50% increase, which primarily contributed to a $5.9 million increase in salary and benefits partially offset by a $0.4 million decrease in total incentive compensation. Incentive compensation is calculated under provisions of certain formula based plans. Total incentive compensation decreased due to changes in certain components of these formula based plans.

Interest expense increased $16.2 million, or 82%, to $35.9 million for the three months ended June 30, 1997 as compared to $19.7 million for the corresponding period in 1996. Interest expense increased by $15.9 million, or 81%, to $35.6 million exclusive of the Acquisitions. This increase was primarily a result of an increase in long-term and short-term borrowings, trade receivables sold under agreements to repurchase and sales under the Company's Purchase and Sale Facilities. Average borrowings increased by $0.9 billion for the three months ended June 30, 1997, as compared to the corresponding period in 1996.

Provision for loan losses increased to $1.3 million for the three months ended June 30, 1997 as compared to $0.2 million for the three months ended June 30, 1996. Provision for loan losses remained comparable exclusive of the Acquisitions. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under the Purchase and Sale Facilities, prior to securitization.

General and administrative expenses increased $16.3 million or 341% for the three months ended June 30, 1997 compared to the corresponding period in
1996. Of this increase in general and administrative expenses, $9.7 million was attributable to the retail origination operations of the Acquisitions. General and administrative expenses increased by $6.6 million, or 139%, exclusive of the Acquisitions. Part of the increase was due to a $1.7 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the three months ended June 30, 1997, origination volume increased 72% as compared to the three months ended June 30, 1996 exclusive of the Acquisitions. The remaining increase in general and administrative expenses of approximately $2.8 million was primarily due to the increase in the number of employees to 770 on June 30, 1997, exclusive of employees from the Acquisitions, from 515 on June 30, 1996.

Income Taxes.  The  Company's  provision for income taxes was $18.6 million and
$13.3   million   for  the  three   months   ended  June  30,  1997  and  1996,
respectively.  The  increase  in taxes of 40% for the three  months  ended

June 30, 1997 compared to the corresponding period in 1996 was related to the increase in income before taxes and minority interest over the same period.
The  effective  tax  rate  for  each  of  the  three  month  periods   remained
consistent at 41%.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the majority of the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. This negative cash flow has been partially offset by the Company's move into retail origination which resulted in an increase in the cash received from securitization through origination points and other cash income included in the gain on sale results. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to tax obligations; (vii) interest and principal payments under the Company's long-term debt and short-term borrowed funds; (viii) the costs of the Purchase and Sale Facilities and the funding agreement under an agreement to repurchase (the "Repurchase Agreement"); and
(ix) the cost of any new acquisitions that the Company may pursue and deferred purchase price commitments on existing acquisitions.

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. The Company securitized and sold in the secondary market $1.6 billion of loans in the three months ended June 30, 1997 compared to $1.0 billion in the three months ended June 30, 1996. The Company used $109.2 million of cash in operations during the three months ended June 30, 1997.

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

In addition, increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During the three months ended June 30, 1997, the Company recognized gain on sale of receivables in the amount of $64.3 million compared to $31.2 million for the corresponding period in 1996. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Purchase and Sale Facilities and Repurchase Agreement, the issuance of shares of common stock, the issuance of long-term debt and the unsecured revolving credit facility. While the Company sells Excess Spread Receivables from time to time, there is no liquid market for such Excess Spread Receivables.

The Company had $2.6 billion of committed sale capacity under its Purchase and Sale Facilities and Repurchase Agreements with various financial institutions as of June 30, 1997. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. On March 31, 1997, the Company entered into the Repurchase Agreement. The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement that the Company will repurchase the assets. These facilities generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between October 1997 and July 1998. On June 30, 1997, the Company utilized $995.5 million of the capacity under the Purchase and Sale Facilities and Repurchase Agreements. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

The Company has sold Excess Spread Receivables, with limited recourse, to provide cash to fund the Company's securitization program. At June 30, 1997, $132.2 million of these sales were outstanding. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock and an additional 420,000 shares were purchased by the underwriters for over allotments. The net proceeds of the offering to the Company were $100.8 million which were used by the company for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of Excess Spread Receivables), other working capital needs and to make certain strategic acquisitions.

In anticipation of growth in the Company's future operations, additional financing sources will be required. The Company currently has commitments for financing through the unsecured revolving credit facility, however, there can be no assurance that the Company will be successful in consummating additional financing transactions in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing or that the terms of the Continental Grain debt agreements will permit the Company to obtain such financing.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company and Continental Grain, the degree to which the Company is leveraged, its needs for financing, and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                        PART II - OTHER INFORMATION



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


                        ContiFinancial Corporation



Date                      Signature               Title

August 14, 1997           /s/ Daniel J. Willett   Senior Vice President and
                           Daniel J. Willett      Chief Financial Officer
                                                  (Principal Financial Officer)

August 14, 1997           /s/ Susan E.O'Donovan   Vice President and Controller
                          Susan E. O'Donovan      (Principal Accounting Officer)