Form 10-Q
period 1997-09-30
CONTIFINANCIAL CORP
filed 1997-11-14
CIK 1002130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  September 30, 1997
                          OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to_________

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


The Company had 47,635,169 shares of common stock outstanding as of
                ----------
November 10, 1997.
------------------

                           CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                   as of September 30, 1997 and March 31, 1997
                    (dollars in thousands, except share data)
                                   (unaudited)





                                                                                    September 30,    March 31,
                                          Assets                                        1997           1997
                                          ------                                        ----           ----
Cash and cash equivalents .....................................................   $    88,738    $    51,200
Restricted cash ...............................................................         1,697            464
Securities purchased under agreements to resell ...............................       318,471        223,962
Interest-only and residual certificates .......................................       525,015        445,005
Capitalized servicing fees receivable .........................................        44,232         29,353
Trade receivables:
   Receivables held for sale ..................................................       726,352        625,545
   Other receivables ..........................................................       112,304         87,353
   Allowance for loan losses ..................................................        (3,307)        (3,747)
                                                                                       ------         ------
Total  trade  receivables, net ................................................       835,349        709,151
                                                                                      -------        -------
Premises and equipment, net of accumulated depreciation of $5,958
   and $4,298 as of September 30, 1997 and March 31, 1997, respectively .......        10,088          7,789
Cost in excess of equity acquired .............................................        47,900         48,200
Other assets ..................................................................        51,878         30,674
                                                                                       ------         ------
         Total assets .........................................................   $ 1,923,368    $ 1,545,798
                                                                                  ===========    ===========

                           Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses .........................................   $   122,143    $    87,770
Securities sold but not yet purchased .........................................       313,370        225,131
Trade receivables sold under agreements to repurchase .........................       103,271        251,539
Due to affiliates .............................................................        16,147         36,367
Short-term borrowed funds .....................................................       270,310         25,000
Long-term debt ................................................................       499,555        498,817
Other liabilities .............................................................        22,889         12,102
                                                                                       ------         ------
         Total liabilities ....................................................     1,347,685      1,136,726
                                                                                    =========      =========
Commitments and contingencies
Minority interest of subsidiary ...............................................           372          1,288
Stockholders' equity:
   Preferred stock  (par value $0.01 per share; 25,000,000 shares authorized;
     none issued at September 30, 1997 and March 31, 1997) ....................            --             --
   Common stock (par value $0.01 per share;  250,000,000 shares authorized; 47,635,169 and  44,390,335 shares issued at September 30, 1997
     and March 31, 1997, respectively) ........................................           476            444
   Paid-in capital ............................................................       398,491        295,029
   Retained earnings ..........................................................       190,362        128,652
   Treasury Stock (7,509 and 27,931 shares of common stock, at cost, as of
     September 30, 1997 and  March 31, 1997, respectively) ....................         (157)          (586)
   Deferred  Compensation .....................................................       (13,861)       (15,755)
                                                                                      -------        -------
         Total stockholders' equity ...........................................       575,311        407,784
                                                                                      -------        -------
         Total liabilities and stockholders'equity ............................   $ 1,923,368    $ 1,545,798
                                                                                  ===========    ===========
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
         for the three and six months ended September 30, 1997 and 1996
                    (dollars in thousands, except share data)
                                   (unaudited)





                                                                Three Months                 Six Months
                                                            Ended September 30,          Ended September 30,
                                                            1997           1996          1997           1996
                                                            ----           ----          ----           ----
Gross income
   Gain on sale of receivables ...................   $     78,792    $    44,203   $    143,132    $    75,369
   Interest ......................................         58,225         33,179        107,904         61,694
   Net servicing income ..........................         17,807         10,893         33,780         19,966
   Other income ..................................          3,306          1,408          7,337          2,417
                                                            -----          -----          -----          -----
         Total gross income ......................        158,130         89,683        292,153        159,446
                                                          =======         ======        =======        =======

Expenses
   Compensation and benefits .....................         36,477         15,788         66,711         28,196
   Interest (includes $5,080 and $11,306 due to
     affiliates for the three and six months ended
     September 30, 1996, respectively) ...........         40,499         24,326         76,362         43,988
   Provision for loan losses .....................          1,203             89          2,514            308
   General and administrative ....................         22,718          6,978         43,788         11,757
                                                           ------          -----         ------         ------
       Total expenses ............................        100,897         47,181        189,375         84,249
                                                          -------         ------        -------         ------
Income before income taxes and
    minority interest ............................         57,233         42,502        102,778         75,197
Income taxes .....................................         23,343         16,986         41,984         30,248
                                                           ------         ------         ------         ------
Income before minority interest ..................         33,890         25,516         60,794         44,949
Minority interest of subsidiary ..................           (947)            --           (916)            --
                                                             ----           ----           ----           ----
       Net income ................................   $     34,837    $    25,516   $     61,710    $    44,949
                                                     ============    ===========   ============    ===========
Fully diluted earnings per common  share .........   $       0.73    $      0.58   $       1.32    $      1.02
                                                     ============    ===========   ============    ===========

Primary earnings per common  share ...............   $       0.73    $      0.58   $       1.33    $      1.02
                                                     ============    ===========   ============    ===========

Fully diluted weighted average number of shares
outstanding ......................................     47,619,685     43,949,105     46,604,156     43,996,236
                                                       ==========     ==========     ==========     ==========
Primary weighted average number of shares
outstanding ......................................     47,604,683     43,914,518     46,514,893     43,906,400
                                                       ==========     ==========     ==========     ==========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 1997 and 1996
                             (dollars in thousands)
                                   (unaudited)




                                                                                          Six Months
                                                                                      Ended September 30,
                                                                                      ------------------
                                                                                     1997             1996
                                                                                     ----             ----
Net cash used in operating activities ..........................................  $(271,031)      $(169,484)
                                                                                  ---------       ---------
Cash flows from investing activities:
    Acquisition of unconsolidated subsidiaries .................................     (5,603)             --
    Purchase of property and equipment .........................................     (3,959)           (448)
                                                                                     ------            ----
         Cash used in investing activities .....................................     (9,562)           (448)
                                                                                     ------            ----
Cash flows from financing activities:
    Net decrease in due to affiliates ..........................................    (29,219)       (112,861)
    Increase in short-term borrowed funds ......................................     245,310              --
    Proceeds from equity offering ..............................................     100,778              --
    Increase in long-term debt .................................................         714         293,136
    Proceeds from exercise of options ..........................................         524              --
    Other, net .................................................................          24              --
                                                                                       -----           -----
        Net cash provided by financing activities ..............................     318,131         180,275
                                                                                     -------         -------
Net increase in cash and cash equivalents ......................................      37,538          10,343
Cash and cash equivalents at beginning of  period ..............................      51,200          32,479
                                                                                      ------          ------
Cash and cash equivalents at end of period .....................................  $   88,738      $   42,822
                                                                                  ==========      ==========
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997
                    (dollars in thousands, except share data)


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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share ("EPS")" ("SFAS 128") which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If SFAS 128 had been applied to the results of operations for the three months ended September 30, 1997 and September 30, 1996, the Company's basic EPS would have been $0.74 (pro forma) and $0.59 (pro forma), respectively, of earnings per common share based on net income of $34,837 and $25,516, respectively, and weighted-average number of common shares of 46,853,920 (pro forma) and 43,294,236 (pro forma), respectively. If SFAS 128 had been applied to the results of operations for the six months ended September 30, 1997 and September 30, 1996 the Company's basic EPS would have been $1.35 (pro forma) and $1.04 (pro forma), respectively, of earnings per common share based on net income of $61,710 and $44,949, respectively, and weighted-average number of common shares of 45,805,621 (pro forma) and 43,271,118 (pro forma), respectively. Fully diluted EPS remains the same under SFAS 128 but will be referred to as diluted EPS.

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

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)
                               September 30, 1997
                    (dollars in thousands, except share data)

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

3.  DEBT

On September 9, 1997, the Company initiated a $275,000 unsecured Commercial Paper Program ("Commercial Paper Program"). The program is backed by an irrevocable direct-pay letter of credit that is being provided by a syndicate of banks. The letter of credit provides credit enhancement for commercial paper issued and sold by the Company. The weighted average interest rate through September 30, 1997 was 5.76%.


4.  EQUITY

On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock and an additional 420,000 shares were purchased by the underwriters for over-allotments. The proceeds of the offering to the Company, net of expenses and underwriting discount, were $100,778. The net proceeds will be used for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of interest-only and residual certificates), other working capital needs and to make certain strategic acquisitions. The completion of the offering reduces Continental Grain Company's ("Continental Grain") ownership of the Company from approximately 81% to approximately 75%. The consummation of the public offering caused the vesting of certain employee stock options granted.

5.  SUBSEQUENT EVENTS

On October 1, 1997, the Company, through its subsidiary ContiMortgage Corporation ("ContiMortgage") purchased 100% of the equity of Fidelity Mortgage Decisions Corporation ("Fidelity"). Fidelity, headquartered in Lincolnshire, Illinois, is a wholesale and retail originator of fixed and adjustable rate home equity loans. This transaction has been accounted for as a purchase, and the results of operations will be included with the Company's results of operations beginning October 1, 1997. The terms of the acquisition include payments which are contingent upon the future earnings of Fidelity. Any contingent payments made will be accounted for as cost in excess of equity acquired.

On November 3, 1997, the Company announced that it had entered in to a definitive agreement to acquire 24% of the equity of Empire Funding Holding Corporation ("EFHC") with an option to acquire additional shares of EFHC at a later date. EFHC, a newly formed entity, will own 100% of Empire Funding Corp. ("Empire"). Empire, headquartered in Austin, Texas, is a privately-held lender specializing in originating, servicing and securitizing high loan-to-value loans. The acquisition is expected to close by calendar year-end subject to requisite state licensing, federal approvals and fulfillment of other closing conditions. A cash payment of $30 million will be made at closing for the initial 24% equity interest. If the Company exercises its option to purchase additional shares, a deferred payment, based on the financial performance of EFHC, will be made.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)
                               September 30, 1997
                    (dollars in thousands, except share data)

ContiFinancial's parent, Continental Grain, currently owns a 25% warrant for equity in Empire which will be exercised and exchanged, for a 25% equity interest in EFHC upon the closing of the ContiFinancial transaction.

On November 10, 1997, ContiMortgage signed a definitive agreement to purchase 100% of the equity of Crystal Mortgage Company, Inc. ("Crystal") and Lenders M.D., Inc. ("Lenders"), subject to satisfactory completion of due diligence and obtaining the requisite state licensing approvals. The acquisition is expected to close in the current fiscal quarter ending December 31, 1997. Crystal is a retail mortgage broker and Lenders is a mortgage bank. Both Crystal and Lenders are based in Amherst, Ohio, and work together to originate conforming and non-conforming mortgage loans.

The Company does not expect these purchases to have a material effect on the financial position or results of operations of the Company.

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

General

The Company, together with its subsidiaries, engages in the consumer and commercial finance business by originating and servicing home equity loans, commercial real estate loans and non-prime auto loans. The Company, together with its subsidiaries, also provides financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. The Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. Loans are made to borrowers primarily for debt consolidation, home improvements, education or refinancing and are primarily secured by first mortgages on one- to four-family residential properties.

During the fiscal year ended March 31, 1997, the Company purchased 100% of the outstanding stock of California Lending Group, Inc. d/b/a United Lending Group ("ULG"), a west coast-based home equity lender specializing in retail originations through direct mail and telemarketing throughout the United States, and Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), a California-based wholesale and retail originator of home equity loans. The Company also purchased Resource One Consumer Discount Company, Inc. ("Resource One"), a Pennsylvania-based home equity lender specializing in retail origination through direct mail, television, telemarketing, referrals and other sources to generate loan inquiries directly from borrowers throughout the eastern and mid-western states, and 56% of the common stock of Triad Financial Corporation ("Triad"), an auto finance company headquarted in Huntington Beach, California. These four companies are collectively called the "Acquisitions". During the same period, the Company organized ContiWest Corporation ("ContiWest"), a Nevada corporation, to better administer and underwrite the Company's origination portfolio.

Additionally, the Company, through its wholly owned subsidiary, ContiTrade Services L.L.C. ("ContiTrade"), provides financing and asset securitization structuring expertise, and through its subsidiary, ContiFinancial Services Corporation ("ContiFinancial Services"), provides placement services. In this area, ContiTrade's management and execution of the Company's financing, hedging and securitization needs served as a model for the Company's strategic alliances with originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). The Company offers Strategic Alliances complete balance sheet liability management, including warehouse financing, interest rate hedging services and structuring and placement of asset portfolios in the form of asset-backed securities. including warehouse financing, interest rate hedging services and structuring and placement of asset portfolios in the form of asset-backed securities.

The following table presents loan portfolio data relating to the three and six month periods ended September 30, 1997 and 1996:

                                                                        As of or for the                       As of or for the
                                                                         Three months                             Six Months
                                                                       ended September 30,                     Ended September 30,
                                                                       -------------------                     -------------------
Loan Portforlio Data                                                    1997           1996                 1997             1996
--------------------                                                    ----           ----                 ----             ----
                                                                                              (in thousands)
ContiMortgage serviced loan portfolio ......................        $8,163,419        $4,852,045        $8,163,419        $4,852,045
ContiMortgage and ContiWest home equity
   loan originations:
   Wholesale ...............................................        $1,334,908        $  885,407        $2,501,126        $1,563,535
   Retail ..................................................           165,123                --           332,376                --
 Other home equity/home improvement and
   other loan originations - Retail .......................           112,199                 --           198,068                --
                                                                      -------               ----           -------             -----
Total home equity/home improvement loan
   originations ............................................        $1,612,230        $  885,407        $3,031,570        $1,563,535
                                                                    ==========        ==========        ==========        ==========
Non-prime auto loan originations ...........................        $   38,277        $       --        $   76,333        $       --
Commercial loan originations ...............................        $  383,764        $  276,023        $  575,570        $  341,448
Securitizations and sales:
    ContiMortgage and ContiWest ............................        $1,525,000        $  814,420        $2,790,000        $1,507,374
    Other ContiFinancial home equity/home improvement ......            84,908                --           151,151                --
    Commercial real estate .................................           328,007                --           486,823           193,916
    Triad ..................................................                --                --            45,881                --
    Strategic alliances ....................................            75,877           311,924           250,077           418,483
                                                                        ------           -------           -------           -------
Total securitizations and sales ............................        $2,013,792        $1,126,344        $3,723,932        $2,119,773
                                                                    ==========        ==========        ==========        ==========

                                                                          As of              As of
ContiMortgage Delinquency and                                          September 30,        June 30,
    loan loss data (1):                                                    1997              1997
                                                                           ----              ----
    Delinquency rate .......................................               4.27%             3.68%
    Default rate ...........................................               4.97%             5.05%

                                                                    Three Months Ended
                                                                      September 30,
                                                                      -------------
                                                                    1997        1996
                                                                    ----        ----
    Net losses as a percentage of average
     amount outstanding ....................................      0.120%         0.074%


(1) Includes home equity loans originated by Royal, Resource One and ULG, and serviced by ContiMortgage.

The delinquency rate on ContiMortgage's servicing portfolio at September 30, 1997 was 4.27%. ContiMortgage's delinquencies increased 59 basis points from the June 30, 1997 rate of 3.68%. Delinquencies have fluctuated between 3.11% and 4.56% for the past twelve months. The default portfolio remained relatively stable at 4.97%, down slightly from 5.05% at June 30, 1997. Included in the default total were loans performing under bankruptcy plans and real estate owned, making up 0.62% and 0.53% of the servicing portfolio, respectively, compared with 0.75% and 0.48%, respectively, as of June 30, 1997.

Certain Accounting Considerations

For a discussion of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

As a fundamental part of its business and financing strategy, the Company sells substantially all of its loans or other assets through securitization in the form of Real Estate Mortgage Investment Conduits ("REMIC"), owner trusts or grantor trusts. In a securitization, the Company sells loans or other assets that it has originated or purchased to a trust for a cash purchase price and an interest in the loans or other assets securitized (in the form of the "excess spread"). The cash purchase price is raised through an offering of pass-through certificates by the trust. Following the securitization, the purchasers of the pass-through certificates receive the principal collected or allocated and the investor pass-through interest rate on the certificate balance, while the Company receives the excess spread . The excess spread represents, over the life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee, if applicable, and an estimate of annual future credit losses related to the loans or other assets securitized (the "Excess Spread"). These cash flows are projected over the life of the loans or other assets using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The majority of the Company's gross income is recognized as gain on sale of loans or other assets, which represents the value of the Excess Spread less origination and underwriting costs. The present value of the Excess Spread is the Excess Spread receivable (the "Excess Spread Receivable"). The Excess Spread Receivable is either a contractual right or a certificated security generally in the form of an interest-only or residual certificate. The majority of the Company's Excess Spread Receivable at September 30, 1997 and March 31, 1997, is interest-only and residual certificates. Consequently, the Company's consolidated balance sheets designate Excess Spread Receivable as "interest-only and residual certificates."

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

Financial Condition

September 30, 1997

Securities purchased under agreements to resell increased $94.5 million from $224.0 million at March 31, 1997 to $318.5 million at September 30, 1997. The Company hedges, in part, its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse under its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and a funding agreement under an agreement to repurchase (the "Repurchase Agreement"), collectively the ("Facilities"), through the use of United States treasury securities and futures contracts. Securities purchased under agreements to resell are part of this hedging strategy. This increase was primarily due to the increase in the Company's origination volume.

Interest-only and residual certificates increased $80.0 million from $445.0 million at March 31, 1997 to $525.0 million at September 30, 1997. This increase represents $197.5 million recorded during the first six months of fiscal 1998 relating to new securitizations and recorded interest income of $23.5 million partially offset by the sale of $105.5 million of interest-only and residual certificate sales and $35.5 million of collections.

Capitalized servicing fees receivable increased $14.8 million from $29.4 million at March 31, 1997 to $44.2 million at September 30, 1997. This balance reflects the capitalization of $17.6 million of servicing rights and $4.4 million of prepayment premiums, paid partially offset by amortization of $7.2 million.

Trade receivables, net increased $126.1 million from $709.2 million at March 31, 1997 to $835.3 million at September 30, 1997. This increase was primarily due to an increase in receivables held for sale from $625.5 million at March 31, 1997 to $726.4 million at September 30, 1997 and an increase in other receivables from $87.4 million at March 31, 1997 to $112.3 million at September 30, 1997. The increase in receivables held for sale of $100.9 million was due to the investment of the net cash proceeds available from the Company's June 4, 1997 primary offering of common stock, the interest-only and residual certificate sales and the timing of securitizations.

The increase in other receivables of $24.9 million from March 31, 1997 to September 30, 1997, was primarily due to an increase in servicing advances of $10.2 million and advances to clients of $8.4 million. The increase in servicing advances was due to REMIC advances made by ContiMortgage on loans serviced. ContiMortgage as servicer, is contractually liable to pay the REMIC for certain delinquencies and then collects the past due amounts from the borrower. This increase is because of an overall dollar increase in delinquencies from March 31, 1997 to September 30, 1997.

Premises and equipment, net increased $2.3 million from $7.8 million at March 31, 1997 to $10.1 million at September 30, 1997. The increase is primarily due to increased purchases related to the expansion of ContiMortgage's and ULG's offices.

Cost in excess of equity acquired decreased $0.3 million from $48.2 million at March 31, 1997 to $47.9 million at September 30, 1997. The decrease was primarily due to the amortization of the cost in excess of equity acquired which was recorded upon the purchase of the Acquisitions.

Other assets increased $21.2 million from $30.7 million at March 31, 1997 to $51.9 million at September 30, 1997. Other assets represents prepaid expenses, margin and other deposits, deferred bond issuance costs, equity investments in unconsolidated subsidiaries and other investments. This increase is primarily due to an increase of approximately $6.0 million for equity investments in unconsolidated subsidiaries, $6.5 million of margin deposits and $3.4 million of deferred securitization costs.

Accounts payable and accrued expenses increased $34.3 million from $87.8 million at March 31, 1997 to $122.1 million at September 30, 1997. The balance increased primarily due to an increase in accrued federal, state and local taxes payable of $41.4 million, and accrued securitization payables of $11.4 million offset by a decrease in accrued incentive amounts of $19.5 million. (See "Due to affiliates" discussion below for a discussion of accrued taxes payable.) The increase in securitization payables and the decreases in accrued incentive amounts were due to timing differences relating to the payments of these liabilities.

Securities sold but not yet purchased increased $88.3 million from $225.1 million at March 31, 1997 to $313.4 million at September 30, 1997. The Company hedges, in part, its interest rate exposure on its receivables held for sale and loans and other assets sold, with recourse under the Facilities through the use of United States treasury securities and futures contracts. Securities sold but not yet purchased are part of this hedging strategy. This increase was primarily due to the increase in the Company's origination volume.

Trade receivables sold under agreements to repurchase decreased $148.2 million from $251.5 million at March 31, 1997 to $103.3 million at September 30, 1997. This Repurchase Agreement is used primarily to finance auto loan receivables held for sale and receivables purchased from strategic alliances. Account balances will fluctuate based upon the volume of loans being financed.

Due to affiliates decreased $20.3 million from $36.4 million at March 31, 1997 to $16.1 million at September 30, 1997. The decrease is primarily due to the effect on accrued taxes of the June 4, 1997 primary stock offering which reduced Continental Grain's ownership of the Company from approximately 81% to approximately 75%. When the Company was 81% owned by Continental Grain, the Company's Federal income taxes were prepared on a consolidated basis with Continental Grain and such liabilities were paid to Continental Grain. Since Continental Grain's ownership percentage has been reduced to approximately 75%, taxes are now accrued and paid directly by the Company. The balance at September 30, 1997 primarily consists of deferred taxes payable to Continental Grain.

Short-term borrowed funds represents borrowings from a $200.0 million unsecured revolving credit facility the Company entered into on January 8, 1997 and borrowings from the $275.0 Commercial Paper Program closed on September 9, 1997. At September 30, 1997 and March 31, 1997, $270.3 million and $25.0 million of drawings under these lines were outstanding, respectively. These borrowings were used for general corporate purposes. For further discussion see "Liquidity and Capital Resources".

There were no material changes in long-term debt from March 31, 1997 to September 30, 1997.

Other liabilities increased $10.8 million from $12.1 million at March 31, 1997 to $22.9 million at September 30, 1997. The increase is primarily due to an increase in deferred compensation payable under the terms of the employee incentive compensation plans.

Stockholders' equity increased $167.5 million from $407.8 million at March 31, 1997 to $575.3 million at September 30, 1997. The increase was due to the June 4, 1997 completion of the primary offering of common stock with net proceeds of $100.8 million, net income of $61.7 million, the amortization of deferred compensation and a deferred compensation tax adjustment of $4.5 million and the exercise of stock options of $0.5 million.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

The Company's total gross income increased from $89.7 million for the three months ended September 30, 1996 to $158.1 million for the three months ended September 30, 1997, representing a 76% increase. During the second quarter of fiscal 1998, gross income increased by $37.1 million, or 41%, exclusive of the Acquisitions. Net income increased from $25.5 million for the three months ended September 30, 1996 to $34.8 million for the three months ended September 30, 1997, representing a 37% increase. Net income for the three months ended September 30, 1997 increased by $3.0 million, or 12%, exclusive of the Acquisitions.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                                Three Months
                                                            Ended September 30,
                                                            -------------------
     Gross income                                             1997       1996
                                                              ----       ----
        Gain on sale of receivables .................        49.83%     49.29%
        Interest ....................................        36.82%     36.99%
        Net servicing income ........................        11.26%     12.15%
        Other income ................................         2.09%      1.57%
                                                              ----       ----
           Total gross income .......................       100.00%    100.00%
                                                            ------     ------

     Expenses
        Compensation and benefits ...................        23.07%     17.61%
        Interest ....................................        25.61%     27.12%
        Provision for loan losses ...................         0.76%      0.10%
        General and administrative ..................        14.37%      7.78%
                                                             -----       ----
          Total expenses ............................        63.81%     52.61%
                                                             -----      -----

     Income before income taxes and minority interest        36.19%     47.39%
     Income taxes ...................................        14.76%     18.94%
                                                             -----      -----
     Income before minority interest ................        21.43%     28.45%
     Minority interest of subsidiary ................        -0.60%      0.00%
                                                              ----       ----
           Net income ...............................        22.03%     28.45%
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

The following table sets forth information regarding the components of the Company's total gross income in each of the three month periods ended September 30:

                                                  Three Months
                                               Ended September 30,
                                               -------------------
                                                 1997     1996
                                                 ----     ----
                                                 (in thousands)
                Gain on sale of receivables   $ 78,792   $44,203
                Interest ..................     58,225    33,179
                Net servicing income ......     17,807    10,893
                Other income ..............      3,306     1,408
                                                 -----     -----
                   Total gross income .....   $158,130   $89,683
                                              ========   =======

Gain on sale of receivables was the primary component of total gross income, comprising 50% and 49% of total gross income in the three months ended September 30, 1997 and 1996, respectively. Gain on sale of receivables increased $34.6 million, or 78%, in the three months ended September 30, 1997 as compared to the corresponding period in 1996. During the second quarter of fiscal 1998, gain on sale of receivables increased by $7.8 million or 18%, exclusive of the Acquisitions.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans originated by ContiMortgage, the retail origination companies and Strategic Alliance clients of the Company in REMIC S, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon securitization of commercial and multi-family loans, home improvement loans, franchisee loans, prime and non-prime auto loans and equipment leases which are sold into either REMICs or other trust structures or sold as whole loans.

The increase in income earned from gain on sale of receivables was due to an increased volume of loans and leases structured partially offset by a decreased gain on sale percentage. The Company structured and sold $1.8 billion of mortgages, loans and leases, exclusive of the Acquisitions, in the three months ended September 30, 1997, an increase of $0.6 billion from the three months ended September 30, 1996, which contributed $19.0 million of the increase in gain on sale of receivables.

The gain on sale percentage, computed as the ratio of gain on sale of receivables divided by the dollar volume of loans securitized, both exclusive of contributions from the Acquisitions, decreased by 99 basis points from 3.92% for the three months ended September 30, 1996 to 2.93% for the three months ended September 30, 1997. The primary reasons for the decline were: (1) origination costs or premiums paid for loans increased by 44 basis points, reducing the Excess Spread component of the gain on sale calculation; (2) the average life on ContiMortgage securitizations declined by 0.2 years in the second quarter of fiscal 1998 compared to the corresponding period in fiscal 1997 due to an increase in prepayment speed assumptions used by the Company in valuing the Excess Spread Receivable; and (3) certain of the securities sold in the three months ended September 30, 1996, were structured with a premium sale generating 21 basis points which was not in the structure for the three months ending September 30, 1997. These changes resulted in an $11.2 million decline in gain on sale of receivables.

The combination of the $19.0 million increase due to increased volume and an $11.2 million decrease due to a decline in ContiMortgage Excess Spread resulted in a net increase in gain on sale of receivables from the three months ended September 30, 1996 to the corresponding period in 1997 of $7.8 million, exclusive of the Acquisitions.

Interest income increased $25.0 million, or 75%, for the three months ended September 30, 1997 from the corresponding period in 1996. Interest income increased by $21.7 million, or 65%, exclusive of the Acquisitions. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $17.2 million to the increase between the three months ended September 30, 1996 and 1997. The increase in interest earned on loans originated and purchased was primarily due to a $660.1 million increase in the average balance of loans originated and purchased but not yet securitized during the periods. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $4.5 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the three months ended September 30, 1997 as compared to the corresponding period in 1996.

Net servicing income increased $6.9 million, or 63%, for the three months ended September 30, 1997 compared to the corresponding period in 1996 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. Net servicing income increased by $6.7 million, or 61%, exclusive of the Acquisitions. The Company's home equity loan servicing portfolio increased $2.9 billion from $4.9 billion to $7.8 billion at September 30, 1996 as compared to September 30, 1997, exclusive of loans originated by the Acquisitions and serviced by ContiMortgage, contributing to a $4.4 million increase in net servicing income between the three months ending September 30, 1996 and 1997. Additionally, net servicing income increased by $2.3 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 due to capitalized servicing income associated with the 87% increase in the ContiMortgage and ContiWest home equity loan sales and securitizations for the three months ended September 30, 1997 as compared to the corresponding period in 1996.

Other income increased $1.9 million, or 135%, for the three month period ended September 30, 1997 compared to the corresponding period in 1996. Other income increased by $1.0 million, or 72%, exclusive of the Acquisitions. Other income consists primarily of "purchase premium refunds" and for the three months ended September 30, 1997, income from investments in unconsolidated subsidiaries. "Purchase premium refunds" are received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that stipulate that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased by approximately $0.4 million due to the increase in ContiMortgage origination volume. Income from investments in unconsolidated subsidiaries was $0.4 million for the three months ended September 30, 1997.

Expenses. Total expenses for the three months ended September 30, 1997 increased $53.7 million or 114% from the corresponding period in 1996. Total expenses increased by $27.6 million, or 58%, exclusive of the Acquisitions. This increase in total expenses was due to the increase in number of employees and costs associated with increased loan volume.

The following table sets forth the components of the Company's expenses for the three months ended September 30, 1997 and 1996:


                                                 Three Months
                                              Ended September 30,
                                              -------------------
                                                1997     1996
                                                ----     ----
                                               (in thousands)
                Compensation and benefits    $ 36,477   $15,788
                Interest .................     40,499    24,326
                Provision for loan losses       1,203        89
                General and administrative     22,718     6,978
                                               ------     -----
                    Total expenses .......   $100,897   $47,181
                                             ========   =======

Compensation and benefits expense increased $20.7 million, or 131%, for the three months ended September 30, 1997 compared to the corresponding period in 1996. Of this increase in compensation and benefits, $14.5 million was due to the addition of 1,202 employees from the Acquisitions. Compensation and benefits expense increased by $6.2 million, or 39%, exclusive of the Acquisitions. This increase was primarily due to the addition of new personnel. On September 30, 1997, the Company had 892 employees, exclusive of the Acquisitions, as compared to 532 employees on September 30, 1996, a 68% increase, which primarily contributed to a $3.4 million increase in salary and benefits in addition to a $2.8 million increase in total incentive compensation.

Interest expense increased $16.2 million, or 66%, to $40.5 million for the three months ended September 30, 1997 as compared to $24.3 million for the corresponding period in 1996. This increase was primarily a result of an increase in long-term and short-term borrowings, trade receivables sold under agreements to repurchase and sales under the Company's Facilities. Average borrowings increased by $0.9 billion for the three months ended September 30, 1997, as compared to the corresponding period in 1996.

Provision for loan losses increased to $1.2 million for the three months ended September 30, 1997 as compared to $0.09 million for the three months ended September 30, 1996. The provision for loan losses increased by $0.06, exclusive of the Acquisitions. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under the Facilities, prior to securitization.

General and administrative expenses increased $15.7 million or 226% for the three months ended September 30, 1997 compared to the corresponding period in 1996. Of this increase, $10.6 million was attributable to the retail origination operations of the Acquisitions. General and administrative expenses increased by $5.1 million, or 74%, exclusive of the Acquisitions. This increase was primarily due to an increase the number of employees to 892 on September 30, 1997, exclusive of employees from the Acquisitions, from 532 on September 30, 1996, contributing $3.0 million to the increase. Also contributing to the increase was a $1.1 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the three months ended September 30, 1997, origination volume increased 51% as compared to the three months ended September 30, 1996, exclusive of the Acquisitions.

Income Taxes. The Company's provision for income taxes was $23.3 million and $17.0 million for the three months ended September 30, 1997 and 1996, respectively. The increase in taxes of 37% for the three months ended September 30, 1997 compared to the corresponding period in 1996 was related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the three months ended September 30, 1997 increased to 40.8% from 40.0% in the comparable period in fiscal 1996 due to an increase in non-deductible items including cost in excess of equity acquired.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

The Company's total gross income increased from $159.4 million for the six months ended September 30, 1996 to $292.2 million for the six months ended September 30, 1997, representing an 83% increase. During the first six months of fiscal 1998, gross income increased by $74.1 million, or 46%, exclusive of the Acquisitions. Net income increased from $44.9 million for the six months ended September 30, 1996 to $61.7 million for the six months ended September 30, 1997, representing a 37% increase. Net income for the six months ended September 30, 1997 increased by $7.2 million, or 16%, exclusive of the Acquisitions.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:


                                                               Six Months
                                                           Ended September 30,
                                                           -------------------
      Gross income                                           1997       1996
                                                             ----       ----
         Gain on sale of receivables .................       49.00%    47.27%
         Interest ....................................       36.93%    38.69%
         Net servicing income ........................       11.56%    12.52%
         Other income ................................        2.51%     1.52%
                                                              ----      ----
            Total gross income .......................      100.00%   100.00%
                                                            ------    ------

      Expenses
         Compensation and benefits ...................       22.83%    17.69%
         Interest ....................................       26.14%    27.59%
         Provision for loan losses ...................        0.86%     0.19%
         General and administrative ..................       14.99%     7.37%
                                                             -----      ----
           Total expenses ............................       64.82%    52.84%
                                                             -----     -----

      Income before income taxes and minority interest       35.18%    47.16%
      Income taxes ...................................       14.37%    18.97%
                                                             -----     -----
      Income before minority interest ................       20.81%    28.19%
      Minority interest of subsidiary ................       -0.31%     0.00%
                                                              ----      ----
            Net income ...............................       21.12%    28.19%
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

The following table sets forth information regarding the components of the Company's total gross income in each of the six month periods ended September 30:

                                                              Six Months
                                                          Ended September 30,
                                                          -------------------
                                                            1997      1996
                                                            ----      ----
                                                             (in thousands)
Gain on sale of receivables ..................         $143,132         $ 75,369
Interest .....................................          107,904           61,694
Net servicing income .........................           33,780           19,966
Other income .................................            7,337            2,417
                                                          -----            -----
   Total gross income ........................         $292,153         $159,446
                                                       ========         ========

Gain on sale of receivables was the primary component of total gross income, comprising 49% and 47% of total gross income in the six months ended September 30, 1997 and 1996, respectively. Gain on sale of receivables increased $67.8 million, or 90%, in the six months ended September 30, 1997 as compared to the corresponding period in 1996. During the second quarter of fiscal 1998, gain on sale of receivables increased by $16.7 million or 22%, exclusive of the Acquisitions.

Gain on sale of receivables represents income primarily from the structuring and sale of pools of home equity loans originated by ContiMortgage, the retail origination companies and Strategic Alliance clients of the Company in REMIC S, owner trusts and grantor trusts. In addition, gains on sale of receivables are earned upon whole loan sales and upon securitization of commercial and multi-family loans, home improvement loans, franchisee loans, prime and non-prime auto loans and equipment leases which are sold into either REMICs, or other trust structures or sold as whole loans.

The increase in income earned from gain on sale of receivables was due to an increased volume of loans and leases structured partially offset by a decreased gain on sale percentage. The Company structured and sold $3.2 billion of mortgages, loans and leases, exclusive of the Acquisitions, in the six months ended September 30, 1997, an increase of $1.4 billion from the six months ended September 30, 1996, which contributed $40.2 million of the increase in gain on sale of receivables.

The gain on sale percentage, computed as the ratio of gain on sale of receivables divided by the dollar volume of loans securitized, both exclusive of contributions from the Acquisitions, decreased by 132 basis points from 4.23% for the six months ended September 30, 1996 to 2.91% for the six months ended September 30, 1997. The primary reasons for the decline were: (1) origination costs or premiums paid for loans increased by 55 basis points, reducing the Excess Spread component of the gain on sale calculation; and (2) the average life on ContiMortgage securitizations declined by 0.2 years in the first six months of fiscal 1998 compared to the corresponding period in fiscal 1997 due to an increase in prepayment speed assumptions used by the Company in valuing the Excess Spread Receivable. These changes resulted in a $23.5 million decline in gain on sale of receivables, exclusive of the Acquisitions.

The combination of the $40.2 million increase due to increased volume and the $23.5 million decrease due to a decline in ContiMortgage Excess Spread resulted in a net increase in gain on sale of receivables from the six months ended September 30, 1996 to the corresponding period in 1997 of $16.7 million.

Interest income increased $46.2 million, or 75%, for the six months ended September 30, 1997 from the corresponding period in 1996. Interest income increased by $40.7 million, or 66%, exclusive of the Acquisitions. Interest income represents interest earned on loans originated or purchased by the Company during the period from their origination or purchase until the actual sale of the loans, as well as the recognition of the increased value of the discounted Excess Spread Receivables over time. The interest earned on loans originated and purchased contributed $32.3 million to the increase between the six months ended September 30, 1996 and 1997. The increase in interest earned on loans originated and purchased was primarily due to a $575.7 million increase in the average balance of loans originated and purchased but not yet securitized during the periods. The recognition of the increased value of the discounted Excess Spread Receivables over time accounted for $8.4 million of the increase in interest income which was due to the increase in the average investment in Excess Spread Receivables in the six months ended September 30, 1997 as compared to the corresponding period in 1996.

Net servicing income increased $13.8 million, or 69%, for the six months ended September 30, 1997 compared to the corresponding period in 1996 due to the increase in the size of the servicing portfolio and the volume of loan sales and securitizations. Net servicing income increased by $13.0 million, or 65%, exclusive of the Acquisitions. The Company's home equity loan servicing portfolio increased $2.9 billion from $4.9 billion to $7.8 billion at September 30, 1996 as compared to September 30, 1997, exclusive of loans originated by the Acquisitions and serviced by ContiMortgage, contributing to a $9.0 million increase in net servicing income between the six months ending September 30, 1996 and 1997. Additionally, net servicing income increased by $4.0 million for the six months ended September 30, 1997 as compared to the six months ended September 30, 1996 due to capitalized servicing income associated with the 85% increase in the ContiMortgage and ContiWest home equity loan sales and securitizations for the six months ended September 30, 1997 as compared to the corresponding period in 1996.

Other income increased $4.9 million, or 204%, for the six month period ended September 30, 1997 compared to the corresponding period in 1996. Other income increased by $3.6 million, or 148%, exclusive of the Acquisitions. Other income consists primarily of "purchase premium refunds" and for the six months ended September 30, 1997, miscellaneous income, income from investments in unconsolidated subsidiaries and fees on warehouse advances. "Purchase premium refunds" are received from certain origination sources related to loans that prepay within a contractually set time period. Upon origination of a loan, the Company will pay a wholesale originator a purchase premium for the loan or pools of loans. The Company negotiates agreements with wholesale originators that stipulate that a portion of such purchase premium will be repaid if individual loans are repaid within a contractually set time period. The income from "purchase premium refunds" increased by approximately $1.3 million due to the increase in ContiMortgage origination volume. The miscellaneous income received during the six months ended September 30, 1997 consists of $1.1 million of income received in connection with the termination of a strategic alliance agreement. Income from investments in unconsolidated subsidiaries and fees on warehouse advances were $0.4 million and $0.6 million for the six months ended September 30, 1997, respectively.

Expenses. Total expenses for the six months ended September 30, 1997 increased $105.1 million or 125% from the corresponding period in 1996. Total expenses increased by $55.5 million, or 66%, exclusive of the Acquisitions. This increase in total expenses was due to the increase in number of employees and costs associated with increased loan volume.

The following table sets forth the components of the Company's expenses for the six months ended September 30, 1997 and 1996:



                                                               Six Months
                                                           Ended September 30,
                                                           -------------------
                                                         1997             1996
                                                         ----             ----
                                                             (in thousands)
Compensation and benefits ...................          $ 66,711          $28,196
Interest ....................................            76,362           43,988
Provision for loan losses ...................             2,514              308
General and administrative ..................            43,788           11,757
                                                         ------           ------
    Total expenses ..........................          $189,375          $84,249
                                                       ========          =======

Compensation and benefits expense increased $38.5 million, or 137%, for the six months ended September 30, 1997 compared to the corresponding period in 1996. Of this increase in compensation and benefits, $26.8 million was due to the addition of 1,202 employees from the Acquisitions. Compensation and benefits expense increased by $11.7 million, or 42%, exclusive of the Acquisitions. This increase was primarily due to the addition of new personnel. On September 30, 1997, the Company had 892 employees, exclusive of the Acquisitions, as compared to 532 employees on September 30, 1996, a 68% increase, which primarily contributed to a $7.8 million increase in salary and benefits in addition to a $3.9 million increase in total incentive compensation.

Interest expense increased $32.4 million, or 74%, to $76.4 million for the six months ended September 30, 1997 as compared to $44.0 million for the corresponding period in 1996. Interest expense increased by $32.1 million, or 73%, to $76.1 million exclusive of the Acquisitions. This increase was primarily a result of an increase in long-term and short-term borrowings, trade receivables sold under agreements to repurchase and sales under the Company's Facilities. Average borrowings increased by $0.9 billion for the six months ended September 30, 1997, as compared to the corresponding period in 1996.

Provision for loan losses increased to $2.5 million for the six months ended September 30, 1997 as compared to $0.3 million for the six months ended September 30, 1996. Provision for loan losses remained comparable exclusive of the Acquisitions. Provision for loan losses is recorded in sufficient amounts to maintain an allowance at a level considered adequate to cover anticipated losses resulting from liquidation of receivables held for sale and receivables sold with limited recourse under the Facilities, prior to securitization.

General and administrative expenses increased $32.0 million or 272% for the six months ended September 30, 1997 compared to the corresponding period in 1996. Of this increase in general and administrative expenses, $20.2 million was attributable to the retail origination operations of the Acquisitions. General and administrative expenses increased by $11.8 million, or 100%, exclusive of the Acquisitions. The increase was primarily due to an increase in the number of employees to 892 on September 30, 1997, exclusive of employees from the Acquisitions, from 532 on September 30, 1996, contributing $5.8 million to the increase. Also contributing to the increase was a $2.9 million increase in costs associated with underwriting, originating and servicing higher loan volumes. In the six months ended September 30, 1997, origination volume increased 60% as compared to the six months ended September 30, 1996, exclusive of the Acquisitions.

Income  Taxes.  The  Company's  provision for income taxes was $42.0 million and
$30.2 million for the six months ended September 30, 1997 and 1996, respectively. The increase in taxes of 39% for the six months ended September 30, 1997 compared to the corresponding period in 1996 was related to the increase in income before taxes and minority interest over the same period. The effective tax rate for the six months ended September 30, 1997 increased to 40.8% from 40.2% in the comparable period in fiscal 1996 due to an increase in non-deductible items including cost in excess of equity acquired.

Liquidity and Capital Resources

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the majority of the cash representing such gain until it receives the Excess Spread, which is payable over the actual life of the loan or other assets securitized. This negative cash flow has been partially offset by the Company's move into retail origination which resulted in an increase in the cash received from origination points and other cash income included in the gain on sale results. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the points and expenses paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to tax obligations; (vii) interest and principal payments under the Company's long-term debt and short-term borrowed funds; (viii) the costs of the Facilities; and (ix) the cost of any new acquisitions that the Company may pursue and deferred purchase price commitments on existing acquisitions.

As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. The Company securitized and sold in the secondary market $3.7 billion of loans in the six months ended September 30, 1997 compared to $2.1 billion in the six months ended September 30, 1996. The Company used $271.0 million of cash in operations during the six months ended September 30, 1997.

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

In addition, increased use of securitization transactions as a funding source by the Company has resulted in a significant increase in the amount of gain on sale of receivables recognized by the Company. During the six months ended September 30, 1997, the Company recognized gain on sale of receivables in the amount of $143.1 million compared to $75.4 million for the corresponding period in 1996. The recognition of gain on sale of receivables will have a negative impact on the cash flows of the Company to the extent the Company is required to pay state and Federal income taxes on these amounts in the period recognized, notwithstanding that the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under the Facilities, the issuance of shares of common stock, the issuance of long-term debt and the unsecured revolving credit facility. While the Company sells Excess Spread Receivables from time to time, there is no liquid market for such Excess Spread Receivables.

The Company had $3 billion of committed sale capacity under its Facilities with various financial institutions as of September 30, 1997. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. On March 31, 1997, the Company entered into the Repurchase Agreement. The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement that the Company will repurchase the assets. These facilities generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between December 1997 and October 1998. On September 30, 1997, the Company utilized $586.6 million of the capacity under the Facilities. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

The Company has sold Excess Spread Receivables, with limited recourse, to provide cash to fund the Company's securitization program. At September 30, 1997 $116.9 million of these sales were outstanding. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell Excess Spread Receivables, no assurance can be given that such opportunities will be available in the future.

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

On September 9, 1997, the company initiated a $275 million Commercial Paper Program. An irrevocable direct-pay letter of credit is being provided by a syndicate of banks to provide credit enhancement for commercial paper issued and sold by the Company.

On September 24, 1997 the Company sold $99.7 million of interest-only and residual certificates. Net proceeds from the sale were $98.3 million.

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

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company and Continental Grain Company, the degree to which the Company is leveraged, its needs for financing, the net interest margin securities market, and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                          PART II - OTHER INFORMATION

               Item 4. Submission of Matters to a Vote of Security Holders.

          (a) The annual meeting of shareholders of the Company was held September 17, 1997.

          (b) Directors whose term of office as a director continued after the meeting including the Class II Directors elected below:


           Class I Directors       Class II Directors     Class III Directors
           -----------------       ------------------     -------------------
           James E. Moore          Paul J. Fribourg       James J.  Bigham
           Donald L. Staheli       John W. Spiegel        John P. Tierney
                                   Lawrence G. Weppler    Michael J. Zimmerman

          (c) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated July 28, 1997:

          (i)  Election of Class II Directors


           Nominee                           For          Withheld         Abstain        Non-Vote
           -------                           ---          --------         -------        --------
           Paul J. Fribourg              45,766,912         90,256             --             --
           John W. Spiegel               45,766,912         90,256             --             --
           Lawrence G. Weppler           45,766,612         90,556             --             --
                                             For          Against          Abstain        Non-Vote
                                             ---          -------          -------        --------

          (ii) Appointment of Auditors:  45,845,704          4,342           7,122            --


          Appointment of the firm of Arthur Andersen LLP as the independent accountants for the Company for the fiscal year ending March 31, 1998.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                  Exhibit
                     No.                             Description
                     ---                             -----------

                  10.1   Letter of Credit and Reimbursement Agreement

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

November 14, 1997    /s/ Daniel J. Willett     Senior Vice President and Chief
-----------------    ---------------------     Financial Officer (Principal
                     Daniel J. Willett         Financial Officer)


November 14, 1997   /s/ Susan E. O'Donovan     Vice President and Controller
-----------------   ----------------------     (Principal Accounting Officer)
                    Susan E. O'Donovan