Form 10-Q
period 1997-12-31
CONTIFINANCIAL CORP
filed 1998-02-17
CIK 1002130

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                to

                                    1-14074
                         ------------------------------
                            (Commission File Number)

                           ContiFinancial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                 13-3852588
  ----------------------------------------------------
    (State or other jurisdiction of incorporation or                  -------------------------------
                     organization)                                  (I.R.S. Employer Identification No.)

                    277 Park Avenue
                   New York, New York                                              10172
           ----------------------------------                                    ---------
        (Address of principal executive offices)                                 (Zip Code)

  Registrant's telephone number, including area code:                          (212) 207-2800
                                                                                ------------

                                   no change
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    The Company had 47,657,539 shares of common stock outstanding as of February 6,1998.

                                                CONTIFINANCIAL CORPORATION

                                                    TABLE OF CONTENTS

                                                         PART I .

                                                                                                                   PAGE
                                                                                                                   -----
Item 1.    Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets..............................................................           3
           Consolidated Statements of Income..................................................................           4
           Condensed Consolidated Statements of Cash Flows....................................................           5
           Notes to Unaudited Condensed Consolidated Financial Statements.....................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
           General............................................................................................           8
           Assumptions Used To Determine Fair Value of Excess Spread Receivables..............................          11
           Financial Condition................................................................................          11
           Results of Operations..............................................................................          13
           Liquidity and Capital Resources....................................................................          19
                                                         PART II.
Item 6.    Exhibits and Reports on Form 8-K...................................................................          22
Signatures....................................................................................................          23

                           CONTIFINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                         DECEMBER 31,  MARCH 31,
                                                                                             1997         1997
                                                                                         ------------  ----------
                                        Assets
Cash and cash equivalents..............................................................   $  116,668   $   51,200
Restricted cash........................................................................        1,459          464
Securities purchased under agreements to resell........................................      604,464      223,962
Trade receivables:
  Receivables held for sale............................................................      678,132      625,545
  Other receivables....................................................................      131,432       87,353
  Allowance for loan losses............................................................       (2,904)      (3,747)
                                                                                         ------------  ----------
Total trade receivables, net...........................................................      806,660      709,151
                                                                                         ------------  ----------
Interest-only and residual certificates................................................      622,764      445,005
Capitalized servicing fees receivable..................................................       57,185       29,353
Other..................................................................................      148,786       86,663
                                                                                         ------------  ----------
      Total assets.....................................................................   $2,357,986   $1,545,798
                                                                                         ------------  ----------
                                                                                         ------------  ----------
                         Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses..................................................   $  158,807   $   87,770
Securities sold but not yet purchased..................................................      594,155      225,131
Trade receivables sold under agreements to repurchase..................................      179,912      251,539
Due to affiliates......................................................................       16,163       36,367
Short-term borrowed funds..............................................................      268,333       25,000
Long-term debt.........................................................................      499,932      498,817
Other liabilities......................................................................       27,039       12,102
                                                                                         ------------  ----------
      Total liabilities................................................................    1,744,341    1,136,726
                                                                                         ------------  ----------
Commitments and contingencies
Minority interest in subsidiary........................................................        1,343        1,288
Stockholders' equity:
  Preferred stock(par value $0.01 per share; 25,000,000 shares authorized;none issued
    at December 31, and March 31, 1997, respectively)..................................       --           --
  Common stock (par value $0.01 per share; 250,000,000 shares authorized; 47,657,539 and 44,390,335 shares issued and outstanding at December 31, and March 31, 1997,
    respectively)......................................................................          477          444
  Paid-in capital......................................................................      398,963      295,029
  Retained earnings....................................................................      225,502      128,652
  Treasury Stock (7,509 and 27,931 shares of common stock, at cost, as of
    December 31, and March 31, 1997, respectively)                                              (158)        (586)
  Deferred compensation................................................................      (12,482)     (15,755)
                                                                                         ------------  ----------
      Total stockholders' equity.......................................................      612,302      407,784
                                                                                         ------------  ----------
      Total liabilities and stockholders' equity.......................................   $2,357,986   $1,545,798
                                                                                         ------------  ----------
                                                                                         ------------  ----------

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS              NINE MONTHS
                                                                       ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                                    ------------------------  ------------------------
                                                                        1997         1996         1997         1996
                                                                    -----------  -----------  -----------  -----------
Gross income:
  Gain on sale of receivables.....................................  $    82,631  $    58,404  $   225,763  $   133,773
  Interest........................................................       63,497       48,273      171,401      109,967
  Net servicing income............................................       24,866       12,420       58,646       32,386
  Other income....................................................        6,261        2,235       13,598        4,652
                                                                    -----------  -----------  -----------  -----------
      Total gross income..........................................      177,255      121,332      469,408      280,778
                                                                    -----------  -----------  -----------  -----------
Expenses:
  Compensation and benefits.......................................       45,394       23,674      112,105       51,870
  Interest (includes $4,066 and $15,372 due to affiliates for the three and nine months ended December 31, 1996,
    respectively).................................................       43,551       36,001      119,913       79,989
  Provision for loan losses.......................................          865          994        3,379        1,302
  General and administrative......................................       27,164       13,073       70,952       24,830
                                                                    -----------  -----------  -----------  -----------
      Total expenses..............................................      116,974       73,742      306,349      157,991
                                                                    -----------  -----------  -----------  -----------
Income before income taxes and minority interest..................       60,281       47,590      163,059      122,787
Income taxes......................................................       24,170       18,944       66,154       49,192
                                                                    -----------  -----------  -----------  -----------
Income before minority interest...................................       36,111       28,646       96,905       73,595
Minority interest in subsidiary earnings (loss)...................          971         (379)          55         (379)
                                                                    -----------  -----------  -----------  -----------
      Net income..................................................  $    35,140  $    29,025  $    96,850  $    73,974
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
Basic earnings per common share...................................  $      0.75  $      0.67  $      2.10  $      1.71
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
Diluted earnings per common share.................................  $      0.74  $      0.66  $      2.07  $      1.68
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
Basic weighted average number of shares outstanding...............   46,870,941   43,292,557   46,160,728   43,278,265
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
Diluted weighted average number of shares outstanding.............   47,415,299   44,282,407   46,874,537   44,091,627
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS
                                                                                               ENDED DECEMBER 31,
                                                                                           --------------------------
                                                                                               1997          1996
                                                                                           ------------  ------------
Cash flows from operating activities:
  Net income.............................................................................  $     96,850  $     73,974
  Adjustments to reconcile net income to net cash used in operating activities:
    Amortization of deferred compensation................................................         4,065         5,325
    Depreciation and amortization........................................................         3,985         3,579
    Equity in income of unconsolidated subsidiaries......................................        (3,053)           --
    Provision for loan losses............................................................         3,379         1,302
    Increase in restricted cash..........................................................          (995)       (2,701)
    Increase in interest-only and residual certificates..................................      (177,759)      (43,708)
    Increase in capitalized servicing fees receivable....................................       (27,832)      (12,131)
    Increase in receivables held for sale:
      Originations and purchases.........................................................   (21,715,158)  (10,166,437)
      Sales and principal repayments.....................................................    21,662,727     9,990,537
    Increase in other receivables........................................................       (44,057)      (22,526)
    Increase in accounts payable and accrued expenses....................................        80,514        29,030
    Decrease in trade receivables sold under agreements to repurchase....................       (71,627)           --
    Increase in securities purchased under agreements to resell less the increase in
     securities sold but not yet purchased...............................................       (11,478)       (2,817)
    Increase (decrease) in minority interest in subsidiary...............................            55          (379)
    Other, net...........................................................................          (423)       (2,855)
                                                                                           ------------  ------------
      Net cash used in operating activities..............................................      (200,807)     (149,807)
                                                                                           ------------  ------------
Cash flows from investing activities:
    Acquisition of majority owned subsidiaries (net of cash acquired)....................        (4,796)      (28,277)
    Investments in unconsolidated subsidiaries...........................................       (37,393)           --
    Purchase of property and equipment...................................................        (8,555)       (1,356)
                                                                                           ------------  ------------
      Cash used in investing activities..................................................       (50,744)      (29,633)
                                                                                           ------------  ------------
Cash flows from financing activities:
    Net decrease in notes payable to affiliates --.......................................            --      (122,000)
    Net (decrease) increase in due to affiliates.........................................       (29,203)       26,511
    Increase in short-term borrowed funds................................................       243,333            --
    Net proceeds from issuance of common stock...........................................       100,778            --
    Increase in long-term debt...........................................................           987       293,136
    Proceeds from exercise of employee stock options.....................................           996            --
    Debt issuance costs..................................................................            --       (11,164)
    Other, net...........................................................................           128          (479)
                                                                                           ------------  ------------
      Net cash provided by financing activities..........................................       317,019       186,004
                                                                                           ------------  ------------
    Net increase in cash and cash equivalents............................................        65,468         6,564
    Cash and cash equivalents at beginning of period.....................................        51,200        32,479
                                                                                           ------------  ------------
    Cash and cash equivalents at end of period...........................................  $    116,668  $     39,043
                                                                                           ------------  ------------
                                                                                           ------------  ------------

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its consolidated subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. Results for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operations. Actual results could differ from these estimates. See "Assumptions Used to Determine Fair Value of Excess Spread Receivables ("ESR")" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

3. DEBT

    On September 9, 1997, the Company initiated a $275 million unsecured Commercial Paper Program ("Commercial Paper Program") backed by an irrevocable direct-pay letter of credit that is being provided by a syndicate of banks.

                           CONTIFINANCIAL CORPORATION

                               DECEMBER 31, 1997


 4. EQUITY

    On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock; an additional 420,000 shares were issued to cover over-allotments. The proceeds of the offering to the Company, net of expenses and underwriting discount, were $100.8 million. The net proceeds have been used for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of interest-only and residual certificates), supporting other working capital needs and financing certain strategic acquisitions. The offering reduced Continental Grain Company's ("Continental Grain") ownership of the Company from 81% to 75% and caused the vesting of certain outstanding employee stock options.

5. ACQUISITIONS

    On October 1, 1997, the Company, through its subsidiary ContiMortgage Corporation ("ContiMortgage"), purchased, for $5.8 million, 100% of the equity of Fidelity Mortgage Decisions Corporation ("Fidelity"). Fidelity, headquartered in Lincolnshire, Illinois, is a wholesale and retail originator of fixed and adjustable rate home equity loans. This transaction has been accounted for as a purchase, and Fidelity's results of operations have been included in the Company's results of operations beginning October 1, 1997. The terms of the acquisition provide for contingent payments based on the future earnings of Fidelity. Such payments, if any, will be accounted for as cost in excess of equity acquired.

    On December 5, 1997, the Company acquired, for $30 million in cash, 24% of the equity of Empire Funding Holding Corporation ("EFHC") with an option to acquire additional shares of EFHC at a later date. EFHC, a newly formed entity, owns 100% of Empire Funding Corp. ("Empire"). Empire, headquartered in Austin, Texas, specializes in originating, servicing and securitizing high loan-to-value home improvement loans. This transaction has been accounted for using the equity method and the Company's appropriate share of EFHC's results of operations have been included in the Company's results of operations beginning December 5, 1997. Upon the closing of the acquisition, ContiFinancial's parent, Continental Grain, exchanged a warrant for a 25% equity interest in Empire for a 25% equity interest in EFHC.

6. SUBSEQUENT EVENT

    On January 8, 1998, ContiMortgage purchased, for $4.0 million, 100% of the equity of Crystal Mortgage Company, Inc. ("Crystal") and its subsidiary Lenders M.D., Inc. ("Lenders"). Crystal is a retail mortgage broker and Lenders is a mortgage bank. Both Crystal and Lenders are based in Amherst, Ohio, and work together to originate conforming and non-conforming mortgage loans. The transaction will be accounted for as a purchase, and the results of operations of the acquired companies will be included in the Company's results of operations beginning January 8, 1998. The terms of the acquisition include payments which are contingent upon the future earnings of Crystal. Any such payments will be accounted for as cost in excess of equity acquired.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included herein, and the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements."

GENERAL

    ContiFinancial engages in the consumer and commercial finance business by originating and servicing home equity loans, commercial real estate loans and non-prime auto loans. ContiFinancial also provides financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. ContiFinancial is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. These loans are primarily for debt consolidation, home improvements, education or refinancing and are primarily secured by first mortgages on one- to four-family residential properties.

    During the third quarter of fiscal 1997, the Company purchased 100% of the outstanding stock of California Lending Group, Inc. d/b/a United Lending Group ("ULG"), a west coast-based home equity lender specializing in retail originations through direct mail and telemarketing throughout the United States, and 56% of the common stock of Triad Financial Corporation ("Triad"), an auto finance company headquarted in Huntington Beach, California. The Company, through its subsidiary ContiMortgage, also purchased Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), a California-based wholesale and retail originator of home equity loans and Resource One Consumer Discount Company, Inc. ("Resource One"), a Pennsylvania-based home equity lender specializing in retail origination through direct mail, television, telemarketing, referrals and other sources to generate loan inquiries directly from borrowers throughout the eastern and mid-western states. During the third quarter of fiscal 1998, the Company, through ContiMortgage, purchased 100% of Fidelity, an Illinois-based wholesale and retail originator of fixed and adjustable rate home equity loans. These five companies are collectively referred to herein as the "Acquisitions". During the third quarter of fiscal 1997, the Company organized ContiWest Corporation ("ContiWest"), a Nevada corporation, to better administer and underwrite the Company's origination portfolio.

    ContiTrade Services L.L.C. ("ContiTrade"), a wholly owned subsidiary, provides financing and asset securitization structuring expertise. ContiFinancial Services Corporation ("ContiFinancial Services"), a wholly owned subsidiary, provides placement services. ContiTrade's management and execution of the Company's financing, hedging and securitization needs serves as a model for the Company's strategic alliances with originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). The Company offers Strategic Alliances complete balance sheet liability management, including warehouse financing, interest rate hedging services and structuring and placement of asset portfolios in the form of asset-backed securities.

    The following tables present loan portfolio data for the three and nine month periods ended December 31, 1997 and 1996:

                                                                         FOR THE                FOR THE
                                                                       THREE MONTHS            NINE MONTHS
                                                                    ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                                                  ----------------------  ----------------------
LOAN PORTFOLIO DATA                                                  1997        1996        1997        1996
----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                            (IN THOUSANDS)
ContiMortgage serviced loan portfolio at period end (1).........  $9,122,792  $5,699,145
                                                                  ----------  ----------
                                                                  ----------  ----------
Net losses as a percentage of ContiMortgageaverage serviced
  loans outstanding.............................................       0.131%      0.082%
                                                                  ----------  ----------
                                                                  ----------  ----------
ContiMortgage and ContiWest home equity loan originations:
  Wholesale.....................................................  $1,285,277  $1,172,729  $3,655,453  $2,690,325
  Retail and small brokers......................................     437,985      48,432     901,311      94,371
Other home equity/home improvement and other loan originations--
  retail........................................................     126,039      79,779     324,107      79,779
                                                                  ----------  ----------  ----------  ----------
Total home equity/home improvement and other loan originations..  $1,849,301  $1,300,940  $4,880,871  $2,864,475
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Non-prime auto loan originations................................  $   54,787  $   12,428  $  131,120  $   12,428
Commercial loan originations....................................  $  760,817  $  174,594  $1,336,387  $  516,042
Securitizations and sales:
  ContiMortgage and ContiWest...................................  $1,660,000  $  900,180  $4,450,000  $2,407,554
  Other ContiFinancial home equity/homeimprovement..............      80,214      52,781     231,365      52,781
  Commercial real estate........................................     494,722     243,287     981,545     437,203
  Triad.........................................................      62,174     --          108,055      --
  Strategic Alliances...........................................      57,821      66,322     307,898     484,805
                                                                  ----------  ----------  ----------  ----------
Total securitizations and sales.................................  $2,354,931  $1,262,570  $6,078,863  $3,382,343
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------

(1) Includes home equity loans originated by ContiWest and the Acquisitions and serviced by ContiMortgage.

    For the three months ended December 31, 1997 retail and small broker loan originations increased by $389.6 million over the three months ended December 31, 1996. For the nine months ended December 31, 1997 retail and small broker home equity loan originations increased by $806.9 million over the nine months ended December 31, 1996. The increases are primarily due to originations from the Acquisitions. For the three months ended December 31, 1997 commercial real estate loan originations increased by $586.2 million over the three months ended December 31, 1996. For the nine months ended December 31, 1997 commercial real estate loan originations increased by $820.3 million over the nine months ended December 31, 1996. The Company expects that retail and small broker loan originations and commercial real estate loan originations will continue to become a larger percentage of total loan originations.

                                                                                                 AS OF
                                                                                      ----------------------------
                                                                                      DECEMBER 31,   SEPTEMBER 30,
  CONTIMORTGAGE SERVICING PORTFOLIO (1)                                                   1997           1997
  ---------------------------------                                                   -------------  -------------
Total portfolio.....................................................................   $ 9,122,792    $ 8,163,419
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Delinquencies:
  30-59 days........................................................................          2.37%          2.92%
  60-90 days........................................................................          0.74%          0.73%
  91 days and over..................................................................          0.31%          0.62%
                                                                                      -------------  -------------
  Total delinquencies (%)...........................................................          3.42%          4.27%
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Total delinquencies ($)...........................................................   $   311,821    $   348,180
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Defaults:
  Foreclosures......................................................................          2.78%          2.98%
  Bankruptcies......................................................................          1.53%          1.39%
  Real estate owned.................................................................          0.65%          0.53%
  Forbearances......................................................................          0.59%          0.07%
                                                                                      -------------  -------------
  Total defaults (%)................................................................          5.55%          4.97%
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Total defaults ($)................................................................   $   506,744    $   405,503
                                                                                      -------------  -------------
                                                                                      -------------  -------------

------------------------------

(1) Includes home equity loans originated by ContiWest and the Acquisitions and serviced by ContiMortgage.

Triad Servicing Portfolio
Total portfolio.....................................................................   $   177,237    $   135,148
  Delinquencies:
  31-59 days........................................................................          1.97%          1.56%
  60-90 days........................................................................          0.66%          0.59%
  91 days and over..................................................................          0.35%          0.19%
                                                                                      -------------  -------------
  Total delinquencies (%)...........................................................          2.98%          2.34%
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Total delinquencies ($)...........................................................   $     5,289    $     3,159
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Repossession inventory..............................................................   $     3,294    $     1,735
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The delinquency rate on ContiMortgage's servicing portfolio at December 31, 1997 was 3.42%, 85 basis points lower than the September 30, 1997 rate of 4.27%. The default portfolio increased to 5.55% from 4.97% at September 30, 1997. Included in the default total were loans performing under bankruptcy plans and real estate owned, making up 0.75% and 0.65% of the servicing portfolio, respectively, compared with 0.62% and 0.53%, respectively, as of September 30, 1997. The default category increased during the quarter due to a more conservative classification of certain loans which are a part of the forbearance loss mitigation program.

ASSUMPTIONS USED TO DETERMINE FAIR VALUE OF EXCESS SPREAD RECEIVABLES ("ESR")

    The ESR is reported as "Interest-only and residual certificates" in the accompanying unaudited condensed consolidated balance sheets. The ESR represents the discounted present value of an estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. These cash flows include the excess of the weighted average coupon on the loans or other assets securitized over the sum of the pass-through interest rate, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized. At December 31, 1997, ESR totaled $622.8 million, of which $535.2 million, or 86% of the total, was attributable to ContiMortgage securitizations.

    The predominant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of the contractually scheduled reductions; prepayment speeds are generally expressed as an annualized Conditional Prepayment Rate ("CPR"). At December 31, 1997, the weighted average (based on remaining pool balances) of the estimated future CPRs used in the determination of the fair value of ContiMortgage's ESR was 27%.

    Additional factors that are considered in determining the fair value of ESR are estimated future credit losses and the discount rate. As a credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. The weighted average annual credit loss provision used in the determination of the fair value of ContiMortgage's ESR at December 31, 1997 was 0.60%. The future cash flows estimated as of December 31, 1997, taking into consideration estimated prepayment rates and credit losses, were then discounted at a rate of 10% to arrive at the fair value amount presented in the condensed consolidated balance sheets. If actual prepayments or credit losses are greater than the assumptions used to determine ESR fair value, the ESR carrying value would be written down through a charge to earnings.

FINANCIAL CONDITION

DECEMBER 31, 1997

    Cash and cash equivalents increased $65.5 million from $51.2 million at March 31, 1997 to $116.7 million at December 31, 1997. In the normal course of its activities the Company must maintain sufficient liquidity to finance loan acquisitions by its subsidiaries and Strategic Alliance clients. The increase was primarily due to the timing of loan acquisitions. The Company's financing requirements will fluctuate on a daily basis.

    Securities purchased under agreements to resell increased $380.5 million from $224.0 million at March 31, 1997 to $604.5 million at December 31, 1997. Securities sold but not yet purchased increased $369.1 million from $225.1 million at March 31, 1997 to $594.2 million at December 31, 1997. The Company hedges, in part, its interest rate exposure on receivables held for sale and loans and other assets sold, with limited recourse, through the use of futures contracts and short sales of United States treasury securities. The increases in securities purchased under agreements to resell and securities sold but not yet purchased, which are integral to this hedging strategy, reflect growth in the level of loans and other assets sold with limited recourse or held for sale.

    Trade receivables, net increased $97.5 million from $709.2 million at March 31, 1997 to $806.7 million at December 31, 1997. This increase was primarily due to a $52.6 million increase in receivables held for sale and a $44.1 million increase in other receivables. The receivables held for sale account fluctuates based upon the volume of loans originated and the timing of securitizations. The growth in other receivables was primarily due to a $30.8 million increase in REMIC interest advances for delinquent loans made by ContiMortgage on loans serviced and the issuance of a subordinated loan to an unconsolidated subsidiary of $10.0 million.

    Interest-only and residual certificates increased $177.8 million from $445.0 million at March 31, 1997 to $622.8 million at December 31, 1997. This increase represents $310.8 million of interest-only and residual certificates recorded in connection with new securitizations, adjusted for changes in fair value of existing interest-only and residual certificates, and interest income of $33.1 million, partially offset by the sale of $105.5 million of interest-only and residual certificates and $60.6 million of cash distributions.

    Capitalized servicing fees receivable increased $27.8 million from $29.4 million at March 31, 1997 to $57.2 million at December 31, 1997. This increase reflects the capitalization of $39.9 million of servicing rights and prepayment penalties paid partially offset by amortization of $12.1 million.

    Other assets increased $62.1 million from $86.7 million at March 31, 1997 to $148.8 million at December 31, 1997. Other assets includes premises and equipment, cost in excess of equity acquired, prepaid expenses, margin and other deposits, deferred bond issuance costs, equity investments in unconsolidated subsidiaries and other investments. This increase is primarily due to new investments in consolidated and unconsolidated subsidiaries, including cost in excess of equity acquired, of $42.2 million, a $4.9 million net increase in ContiMortgage's premises and equipment primarily relating to the new facilities in Hatboro, Pennsylvania, a $2.2 million net increase in ULG's premises and equipment primarily resulting from the expansion of their offices, and a $4.6 million increase in margin deposits.

    As a result of the reduction in Continental Grain's ownership of the Company from 81% to 75%, the Company is no longer included in Continental Grain's consolidated U.S. Federal tax return. Consequently, current and deferred U.S. income taxes, previously included in due to affiliates, are now included in accounts payable and accrued expenses. Accounts payable and accrued expenses increased $71.0 million from $87.8 million at March 31, 1997 to $158.8 million at December 31, 1997. This increase is primarily attributable to increases in accrued Federal, state and local taxes payable of $51.1 million, accrued interest payable of $14.7 million and accrued securitization payables of $6.5 million, partially offset by a $11.6 million decrease in accrued incentive compensation. Due to affiliates decreased $20.2 million from $36.4 million at March 31, 1997 to $16.2 million at December 31, 1997. The balance at December 31, 1997 primarily consists of estimated U.S. Federal taxes payable to Continental Grain relating to the periods prior to the June 1997 primary offering (See Note 4 to the unaudited condensed consolidated financial statements).

    Trade receivables sold under agreements to repurchase decreased $71.6 million from $251.5 million at March 31, 1997 to $179.9 million at December 31, 1997. The repurchase agreement is used primarily to finance auto loan receivables held for sale and receivables purchased from Strategic Alliances. Account balances fluctuate based upon the volume of loans originated and the timing of securitzations.

    Short-term borrowed funds increased $243.3 million from $25.0 million at March 31, 1997 to $268.3 million at December 31, 1997. The March 31, 1997 balance represented borrowings under the Company's unsecured revolving credit facility. At December 31, 1997, short-term borrowings consisted entirely of issuances under the Company's Commercial Paper Program. For further discussion see "Liquidity and Capital Resources."

    Other liabilities increased $14.9 million from $12.1 million at March 31, 1997 to $27.0 million at December 31, 1997, primarily due to an increase in deferred compensation payable.

    Stockholders' equity increased $204.5 million from $407.8 million at March 31, 1997 to $612.3 million at December 31, 1997. The increase includes net proceeds of $100.8 million from the June 1997 primary offering of common stock, net income of $96.9 million, and other net increases of $6.8 million attributable to employee stock plans.

RESULTS OF OPERATIONS

    The Company's move into retail origination has resulted in a change in the profile of the income statement. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas with wholesale originators, such as ContiMortgage, costs of origination in the form of origination points are netted against gain on sale of receivables. As retail origination grows, the Company anticipates a related increase in operating expenses, largely offset by higher income from origination points and other origination income included in gain on sale of receivables.

    Gain on sale of receivables primarily represents income from the structuring and sale (through REMICS, owner trusts and grantor trusts) of pools of home equity loans originated by ContiMortgage, the Acquisitions and Strategic Alliances. In addition, gain on sale of receivables is generated through whole loan sales and securitizations of commercial and multi-family loans, home improvement loans, franchisee loans, prime and non-prime auto loans and equipment leases.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER
  31, 1996

    The Company's total gross income increased from $121.3 million for the three months ended December 31, 1996 to $177.3 million for the three months ended December 31, 1997, a 46.1% increase. Net income increased from $29.0 million for the three months ended December 31, 1996 to $35.1 million for the three months ended December 31, 1997, a 21.1% increase. Annualized return on average equity for the three months ended December 31, 1997 was 23.7%.

    The following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                                                          THREE MONTHS
                                                                                       ENDED DECEMBER 31,
                                                                                    ------------------------
GROSS INCOME                                                                           1997         1996
----------------------------------------------------------------------------------  -----------  -----------
  Gain on sale of receivables.....................................................       46.62%       48.13%
  Interest........................................................................       35.82        39.79
  Net servicing income............................................................       14.03        10.24
  Other income....................................................................        3.53         1.84
                                                                                    -----------  -----------
    Total gross income............................................................      100.00%      100.00%
                                                                                    -----------  -----------
Expenses
  Compensation and benefits.......................................................       25.61%       19.51%
  Interest........................................................................       24.57        29.67
  Provision for loan losses.......................................................        0.49         0.82
  General and administrative......................................................       15.32        10.78
                                                                                    -----------  -----------
    Total expenses................................................................       65.99%       60.78%
                                                                                    -----------  -----------
Income before income taxes and minority interest..................................       34.01%       39.22%
Income taxes......................................................................       13.64        15.61
                                                                                    -----------  -----------
Income before minority interest...................................................       20.37        23.61
Minority interest of subsidiary...................................................        0.55        (0.31)
                                                                                    -----------  -----------
    Net income....................................................................       19.82%       23.92%
                                                                                    -----------  -----------
                                                                                    -----------  -----------

    INCOME. Gain on sale of receivables increased $24.2 million, or 41.5%, in the three months ended December 31, 1997 over the corresponding period in 1996. The Company structured and sold $2.4 billion of mortgages, loans and leases in the three months ended December 31, 1997, an increase of $1.1 billion from the three months ended December 31, 1996. The positive impact that higher volume had on gain on sale of receivables was partially offset by a reduction of the spread between the weighted average coupon on loans securitized by ContiMortgage and the pass-through interest rate, and higher prepayment speed assumptions used to value the ESR.

    Interest income increased $15.2 million, or 31.5%, for the three months ended December 31, 1997 from the corresponding period in 1996. Interest income includes interest earned on loans originated, purchased or financed by the Company prior to their sale or securitization as well as the accrual of interest on the discounted ESR. Interest earned on loans originated, purchased and financed contributed $14.5 million to the quarterly increase.

    Net servicing income increased $12.4 million, or 100.2%, for the three months ended December 31, 1997 compared with the corresponding period in 1996 primarily due to increases in the size of the home equity servicing portfolio and the volume of home equity loan sales and securitizations. The Company's home equity loan servicing portfolio increased $3.4 billion from $5.7 billion at December 31, 1996 to $9.1 billion at December 31, 1997, contributing $5.4 million to the quarterly increase in net servicing income. The 84.4% increase in ContiMortgage and ContiWest home equity loan sales and securitizations for the three months ended December 31, 1997 over the corresponding period in 1996 resulted in a $6.2 million increase in capitalized servicing income, net of amortization.

    Other income increased $4.0 million, or 180.1%, for the three month period ended December 31, 1997 over the corresponding period in 1996. Other income consists primarily of purchase premium refunds and mortgage processing fees, and for the three months ended December 31, 1997, equity in the income of unconsolidated subsidiaries. Income from unconsolidated subsidiaries, purchase premium refunds and mortgage processing fees contributed $2.7 million, $0.5 million and $0.4 million, respectively, to the quarterly increase.

    EXPENSES. Total expenses for the three months ended December 31, 1997 increased $43.2 million or 58.6% from the corresponding period in 1996. This increase in total expenses is primarily the result of the increase in number of employees resulting from the Company's expansion into retail loan originations and costs associated with increased loan origination volume.

    The following table allocates the Company's compensation and benefits, general and administrative expenses and headcount between the Acquisitions and all other activities. The increases were primarily due to increased retail origination costs from the Acquisitions, the majority which were consolidated into operations for the full three months ended December 31, 1997 versus consolidation for only part of the quarter during fiscal 1997.

                                                                                    THREE MONTHS
                                                                                 ENDED DECEMBER 31,          INCREASE
                                                                                --------------------  ----------------------
                                                                                  1997       1996       AMOUNT         %
                                                                                ---------  ---------  -----------  ---------
                                                                                   (IN THOUSANDS)
Compensation and benefits:
  Acquisitions................................................................  $  20,676  $   7,041   $  13,635       193.7%
  Operations excluding Acquisitions...........................................     24,718     16,633       8,085        48.6%
                                                                                ---------  ---------  -----------  ---------
Total compensation and benefits...............................................  $  45,394  $  23,674   $  21,720        91.7%
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------
General and administrative:
  Acquisitions................................................................  $  12,720  $   4,716   $   8,004       169.7%
  Operations excluding Acquisitions...........................................     14,444      8,357       6,087        72.8%
                                                                                ---------  ---------  -----------  ---------
Total general and administrative..............................................  $  27,164  $  13,073   $  14,091       107.8%
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------
Headcount (at period end):
  Acquisitions................................................................      1,420        692         728       105.2%
  Headcount excluding Acquisitions............................................      1,050        654         396        60.6%
                                                                                ---------  ---------  -----------  ---------
Total headcount...............................................................      2,470      1,346       1,124        83.5%
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------

    As previously discussed and as demonstrated in the table above, the acquisition of retail origination subsidiaries has resulted in significantly higher levels of compensation and benefits expense and general and administrative expenses. With respect to the Acquisitions, the percentage increases in the expense categories noted above exceed the percentage increases for headcount because results (and therefore expenses) for most of the Acquisitions were consolidated into the Company's results for only a portion of the quarter ended December 31, 1996. With respect to the Company's activities exclusive of the Acquisitions, the expense increases are indicative of the significant growth in the serviced loan portfolio and the related growth in headcount to support that activity.

    Interest expense increased $7.6 million, or 21.0%, to $43.6 million for the three months ended December 31, 1997 from $36.0 million for the corresponding period in 1996. This increase was primarily a result of an increase in short-term borrowings and sales under the Company's asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and a funding agreement under an agreement to repurchase (the "Repurchase Agreement"), collectively the ("Facilities"). Total average borrowings increased by $389.2 million for the three months ended December 31, 1997, over the corresponding period in 1996.

    INCOME TAXES. The Company's provision for income taxes was $24.2 million and $18.9 million for the three months ended December 31, 1997 and 1996, respectively. The effective tax rate for the three months ended December 31, 1997 increased slightly to 40.1% from 39.8% in the comparable period in 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1996

    The Company's total gross income increased 67.2% from $280.8 million for the nine months ended December 31, 1996 to $469.4 million for the nine months ended December 31, 1997. Net income increased 30.9% from $74.0 million for the nine months ended December 31, 1996 to $96.9 million for the nine months ended December 31, 1997. Annualized return on average equity for the nine months ended December 31, 1997 was 25.3%.

    The following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                                                                  NINE MONTHS
                                                                                               ENDED DECEMBER 31,
                                                                                            ------------------------
                                                                                               1997         1996
                                                                                            -----------  -----------
Gross income
  Gain on sale of receivables.............................................................       48.10%       47.64%
  Interest................................................................................       36.51        39.17
  Net servicing income....................................................................       12.49        11.53
  Other income............................................................................        2.90         1.66
                                                                                            -----------  -----------
    Total gross income....................................................................      100.00%      100.00%
                                                                                            -----------  -----------
Expenses
  Compensation and benefits...............................................................       23.88%       18.47%
  Interest................................................................................       25.55        28.50
  Provision for loan losses...............................................................        0.72         0.46
  General and administrative..............................................................       15.12         8.84
                                                                                            -----------  -----------
    Total expenses........................................................................       65.27%       56.27%
                                                                                            -----------  -----------
Income before income taxes and minority interest..........................................       34.73%       43.73%
Income taxes..............................................................................       14.09        17.52
                                                                                            -----------  -----------
Income before minority interest...........................................................       20.64        26.21
Minority interest of subsidiary...........................................................        0.01        (0.13)
                                                                                            -----------  -----------
    Net income............................................................................       20.63%       26.34%
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    INCOME. Gain on sale of receivables increased $92.0 million, or 68.8%, in the nine months ended December 31, 1997 as compared with the corresponding period in 1996. The Company structured and sold $6.1 billion of mortgages, loans and leases in the nine months ended December 31, 1997, an increase of $2.7 billion from the nine months ended December 31, 1996. The positive impact that higher volume had on gain on sale of receivables was partially offset by an increase in the premiums paid for wholesale loan originations and higher prepayment speed assumptions used to value the ESR.

    Interest income increased $61.4 million, or 55.9%, for the nine months ended December 31, 1997 from the corresponding period in 1996. Interest earned on loans originated, purchased, or financed contributed $52.2 million to the increase. The remaining $9.2 million increase reflects a higher level of interest income recorded with respect to the ESR.

    Net servicing income increased $26.3 million, or 81.1%, for the nine months ended December 31, 1997 compared with the corresponding period in 1996 primarily due to increases in the size of the home equity servicing portfolio and the volume of home equity loan sales and securitizations. The Company's home equity loan servicing portfolio increased $3.4 billion from $5.7 billion at December 31, 1996 to $9.1 billion at December 31, 1997, contributing $14.2 million to the increase in net servicing income for the nine months ending December 31, 1997. The 84.8% increase in ContiMortgage and ContiWest home equity loan sales and securitizations for the nine months ended December 31, 1997 over the corresponding period in 1996 resulted in a $10.3 million increase in capitalized servicing income, net of amortization.

    Other income increased $8.9 million, or 192.3%, for the nine month period ended December 31, 1997 over the corresponding period in 1996. Other income consists primarily of purchase premium refunds and mortgage processing fees, and for the nine months ended December 31, 1997, equity in the income of unconsolidated subsidiaries and miscellaneous income. Income from purchase premium refunds and mortgage banking fees increased by approximately $1.7 million and $2.0 million, respectively. Equity in income from unconsolidated subsidiaries and miscellaneous income contributed $3.1 million and $1.1 million to the increase, respectively. Miscellaneous income consisted of income received in connection with the termination of a Strategic Alliance agreement.

    EXPENSES. Total expenses for the nine months ended December 31, 1997 increased $148.4 million or 93.9% from the corresponding period in 1996. This increase in total expenses was primarily the result of the increase in the number of employees resulting from the Company's expansion into retail loan originations and costs associated with increased loan origination volume.

    The following table allocates the Company's compensation and benefits general and administrative expenses and headcount between the Acquisitions and all other activities. The increases were primarily due to increased retail origination costs from the Acquisitions, the majority which were consolidated into operations for the full nine months ended December 31, 1997 versus consolidation for less than one quarter during fiscal 1997.

                                                                                 NINE MONTHS
                                                                              ENDED DECEMBER 31,            INCREASE
                                                                           ------------------------  ----------------------
                                                                              1997         1996        AMOUNT         %
                                                                           -----------  -----------  -----------  ---------
                                                                                (IN THOUSANDS)
Compensation and benefits:
  Acquisitions...........................................................   $  47,478    $   7,041    $  40,437       574.3%
  Operations excluding Acquisitions......................................      64,627       44,829       19,798        44.2%
                                                                           -----------  -----------  -----------  ---------
Total compensation and benefits..........................................   $ 112,105    $  51,870    $  60,235       116.1%
                                                                           -----------  -----------  -----------  ---------
                                                                           -----------  -----------  -----------  ---------
General and administrative:
  Acquisitions...........................................................   $  32,994    $   4,716    $  28,278       599.6%
  Operations excluding Acquisitions......................................      37,958       20,114       17,844        88.7%
                                                                           -----------  -----------  -----------  ---------
Total general and administrative.........................................   $  70,952    $  24,830    $  46,122       185.8%
                                                                           -----------  -----------  -----------  ---------
                                                                           -----------  -----------  -----------  ---------
Headcount (at period end):
  Acquisitions...........................................................       1,420          692          728       105.2%
  Headcount excluding Acquisitions.......................................       1,050          654          396        60.6%
                                                                           -----------  -----------  -----------  ---------
Total headcount..........................................................       2,470        1,346        1,124        83.5%
                                                                           -----------  -----------  -----------  ---------
                                                                           -----------  -----------  -----------  ---------

    As previously discussed and as demonstrated in the table above, the acquisition of retail origination subsidiaries has resulted in significantly higher levels of compensation and benefits expense and general and administrative expenses. With respect to the Acquisitions, the percentage increases in the expense categories noted above exceed the percentage increases for headcount because results (and therefore expenses) for most of the Acquisitions were consolidated into the Company's results for only a small portion of the nine month period ended December 31, 1996. With respect to the Company's activities exclusive of the Acquisitions, the expense increases are indicative of the significant growth in the serviced loan portfolio and the related growth in headcount to support that activity.

    Interest expense increased $39.9 million, or 49.9%, for the nine months ended December 31, 1997 as compared to the corresponding period in 1996. This increase was primarily a result of an increase in short-term borrowings and sales under the Company's Purchase and Sales Facilities. Total average borrowings increased by $595.6 million for the nine months ended December 31, 1997 over the corresponding period in 1996.

    INCOME TAXES. The Company's provision for income taxes was $66.2 million and $49.2 million for the nine months ended December 31, 1997 and 1996, respectively. The effective tax rate for the nine months ended December 31, 1997 increased slightly to 40.6% from 40.1% in the comparable period in fiscal 1996.

YEAR 2000

    The "Year 2000" issue involves computer programs and applications that were written using two digits (instead of four) to describe the applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant may have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but the impact of non-compliance by certain significant counterparties, including

Strategic Alliances. The Company has undertaken an assessment to determine the anticipated costs and remediation of the systems and applications, either its own or those of material business counterparties, to make them Year 2000 compliant. This assessment is not yet complete; completion is expected in the first quarter of fiscal 1999 (that is, the quarter ended June 30, 1998).

LIQUIDITY AND CAPITAL RESOURCES

    In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the majority of the cash representing such gain until it realizes the Excess Spread, which occurs over the actual lives of the loans or other assets securitized. This negative cash flow has been partially offset by the Company's move into retail origination which resulted in an increase in the cash received from origination points and other origination income included in the gain on sale results. The move into retail origination also mitigates the impact of premiums expended for wholesale loan originations. The Company incurs significant expenses in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gain on sale. Therefore, the Company requires continued access to short and long term external sources of cash to fund its operations. The Company's primary cash requirements are expected to include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) the premium paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses;
(vi) payments related to tax obligations; (vii) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds; (viii) the costs of the Purchase and Sale Facilities; and (ix) the cost of any new acquisitions that the Company may pursue and subsequent purchase price adjustments on prior acquisitions.

    As a result of its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. The Company securitized and sold in the secondary market $6.1 billion of loans in the nine months ended December 31, 1997 compared with $3.4 billion in the nine months ended December 31, 1996 and used $200.8 million of cash in operations during the nine months ended December 31, 1997.

    For the nine months ended December 31, 1997 the cash component of gross income, excluding the cash expended for premiums on ContiMortgage wholesale loan originations, amounted to $313.5 million, or 66.8% of gross income. The Company paid $205.3 million for these premiums to create $291.5 million of ESR through the securitization process. The cash expended for these premiums has been recovered to the extent of $98.3 million from the proceeds of the September 1997 Net Interest Margin Securities ("NIMS") transaction in which the Company sold $99.7 million of interest-only and residual certificates. The anticipated next regular NIMS sale, planned for the fourth quarter of fiscal 1998, is expected to provide most of the remaining cash expended for premiums through December 31, 1997.

    As a credit enhancement to support the sale of senior interests, the Company subordinates to the rights of holders of senior interests a portion of the Excess Spread otherwise due to the Company. Terms of the REMICs, owner trusts and grantor trusts generally require that the Excess Spread otherwise payable to the Company during the early months of the trusts be used to increase over collateralization to specified maximums either through addition to the cash reserve account or paydown of the senior interests. The value of such "deposit" accounts is included in the value of ESR and the related gain on sale of receivables, net of necessary reserves for credit losses, if applicable. At December 31, 1997, $216.2 million of such deposits were included in ESR.

    The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under its Facilities, the issuance of shares of common stock, the issuance of long-term debt and short-term borrowed funds.

    In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's securitization program. At December 31, 1997 $105.8 million of these sales were outstanding. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Although the Company intends to continue to pursue opportunities to sell ESR there is no liquid market for such instruments and no assurance can be given that such opportunities will be available in the future. As noted above, another method of generating liquidity from the ESR is through the sale of NIMS.

    The Company had $2.4 billion of committed and $2.1 billion of uncommitted sale capacity under the Facilities as of December 31, 1997. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement that the Company will repurchase the assets. The Facilities generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between March 1998 and December 1998. As of December 31, 1997, the Company had utilized $759.7 million of the capacity under the Facilities. The Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities.

    On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock; an additional 420,000 shares were purchased by the underwriters for over allotments. The net proceeds of the offering to the Company were $100.8 million which were used for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of ESR), supporting other working capital needs and funding strategic acquisitions.

    On September 9, 1997, the Company initiated a $275 million Commercial Paper Program, supported by an irrevocable direct-pay letter of credit is being provided by a syndicate of banks. At December 31, 1997, $268.3 million of commercial paper was outstanding.

    In anticipation of growth in the Company's future operations, additional financing sources will be required. The Company currently has commitments for financing through the unsecured revolving credit facility and has filed, under the Securities Act of 1933, a universal shelf registration to issue senior unsecured debt. However, there can be no assurance that the Company will be successful in consummating additional financing transactions in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing or that the terms of the Continental Grain debt agreements will permit the Company to obtain such financing.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

  EXHIBIT
    NO.      DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

   11.1      Computation of the Company's earnings per common share

   27.1      Financial Data Schedule

    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTIFINANCIAL CORPORATION

DATE              SIGNATURE                              TITLE
----------------  -------------------------------------  --------------------------------------------------------

February 17,      /s/ Daniel J. Willett                  Senior Vice President and Chief Financial Officer
1998              ------------------------------------   (Principal Financial Officer)
                  Daniel J. Willett

February 17,      /s/ Dennis G. Sullivan                 Vice President and Controller(Principal Accounting
1998              ------------------------------------   Officer)
                  Dennis G. Sullivan