Form 10-K
period 1998-03-31
CONTIFINANCIAL CORP
filed 1998-06-29
CIK 1002130

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
          (Mark One)
          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended MARCH 31, 1998
                         OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ________


                                    1-14074
                         -------------------------
                         (Commission File Number)

                          CONTIFINANCIAL CORPORATION
             -------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             DELAWARE                                        13-3852588
------------------------------------            ----------------------------------
  (State of other jurisdiction of               (I.R.S. Employer Identification No.)
   incorporation or organization)


277 Park Avenue
NEW YORK, NEW YORK                                              10172
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212) 207-2800

Securities registered pursuant to Section 12(b) of the Act:
        COMMON STOCK                                    NEW YORK STOCK EXCHANGE
    -------------------                     --------------------------------------------
   (Title of each Class)                     (Name of each exchange on which registered)


            Securities registered pursuant to Section 12(g) of the Act:
                                       NONE
-------------------------------------------------------------------------------
                                  (Title of Class)

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

As of June 1, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $275,495,383.

The Company had 47,068,135 shares of common stock outstanding as of June 1, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III, Items 10,11,12 and 13, is incorporated by reference to ContiFinancial Corporation's proxy statement which will be filed with the Securities and Exchange Commission not more than 120 days after March 31, 1998.

                            CONTIFINANCIAL CORPORATION

                                TABLE OF CONTENTS


                                     PART I.

                                                                           Page
                                                                           ----
Item 1.  Business ........................................................    3
Item 2.  Properties.......................................................   19
Item 3.  Legal Proceedings................................................   19
Item 4.  Submission of Matters to a Vote of Security Holders..............   19

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................   20
Item 6.  Selected Financial Data..........................................   21
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   39
Item 8.  Financial Statements and Supplementary Data......................   40
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   69

                                   PART III.


Item 10. Directors and Executive Officers of the Registrant...............   70
Item 11. Executive Compensation...........................................   70
Item 12. Security  Ownership of  Certain Beneficial Owners and Management.   70
Item 13. Certain Relationships and Related Transactions...................   70


                                    PART IV.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   70


Signatures................................................................   73

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report Form 10-K which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company, the degree to which the Company is leveraged, its needs for financing, the Net Interest Margin Notes market and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                                      PART I.
ITEM I.  BUSINESS.

GENERAL

ContiFinancial Corporation together with its subsidiaries, (collectively, the "Company" or "ContiFinancial"), engages in the consumer and commercial finance business by originating home equity loans, commercial real estate loans and non-prime auto loans. The Company also provides financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. The Company is a leading originator, purchaser, seller and servicer of home equity loans made to borrowers whose needs may not be met by traditional financial institutions due to credit exceptions or other factors. Loans are primarily for debt consolidation, home improvements, education or refinancing and are primarily secured by first mortgages on one- to four-family residential properties.
For the years ended March 31, 1998 and 1997, the Company originated $6.8 billion and $4.0 billion, respectively, of home equity, home improvement and other residential mortgage loans, and securitized or sold $6.7 billion and $3.8 billion, respectively, of such loans. For the same periods, the Company originated $1.9 billion and $632.5 million, respectively, and securitized or sold $1.5 billion and $742.3 million, respectively, of commercial real estate loans, and originated $192.0 million and $47.0 million, respectively, of non-prime auto loans through its subsidiary, Triad Financial Corporation ("Triad"), and securitized $178.0 million and $43.5 million, respectively, of Triad auto loans.

Through the years the Company's home equity business has expanded through growth in volume of loans and access to the capital markets to facilitate the most efficient sale of these loans through securitization. The Company believes it has a competitive advantage because the management of ContiMortgage Corporation ("ContiMortgage") and ContiWest Corporation ("ContiWest") is able to focus exclusively on expanding the volume of loans originated or purchased, enhancing loan underwriting efficiencies and building ContiMortgage's servicing portfolio, while relying upon the professional staff of ContiTrade Services L.L.C. ("ContiTrade") and ContiFinancial Services Corporation ("ContiFinancial Services") to focus exclusively on providing warehouse financing, hedging and securitization structuring and placement services. This specific industry expertise enables the Company to minimize its financing costs and interest rate exposure and maximize the proceeds and profits from its securitizations and its growing servicing portfolio. From March 1991 through March 31, 1998, ContiMortgage completed 31 Real Estate Mortgage Investment Conduit ("REMIC") securitizations and as of March 31, 1998, ContiMortgage had a servicing portfolio of $10.1 billion.

The Company, through investments, strategic acquisitions and internal growth, is continually pursuing opportunities to expand the origination capabilities of its current asset classes and diversifying into the origination and servicing of other under-served, securitizable asset classes. This is demonstrated by changes in the composition of the Company's revenues in fiscal 1998. ContiMortgage/ContiWest securitizations, which provided the Company with 74.7% of its gain on sale of receivables in fiscal 1997, represented 57.6% of gain on sale during the current fiscal year. Income from other home equity/home improvement sales and fees increased to 21.4% of gain on sale in fiscal 1998 from 13.6% in fiscal 1997. These increases were indicative of the continued growth of the Company's retail origination platform. Commercial real estate loan sales and securitizations produced 11.9% of total gain on sale in fiscal 1998, up from 7.8% in fiscal 1997.

In fiscal 1997, the Company acquired 100% of three home equity companies, California Lending Group, Inc., d/b/a United Lending Group ("ULG"), Resource One Consumer Discount Company, Inc. ("Resource One"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal") and 56% of an auto finance company, Triad. Also during fiscal 1997, the Company organized ContiWest, a Nevada corporation, to better administer and underwrite the Company's origination portfolio. In fiscal 1998, the Company acquired the remaining 44% of Triad and 100% of two additional home equity companies, Fidelity Mortgage Decisions Corporation ("Fidelity") and Crystal Mortgage Company, Inc. ("Crystal") along with its subsidiary Lenders M.D., Inc. In each case, the companies acquired were former Strategic Alliances or ContiMortgage loan origination sources.

In fiscal 1998, the Company acquired a 24% interest in Empire Funding Holding Corp., ("Empire") a long-term strategic alliance that is one of the largest high loan-to-value and F.H.A. Title I lenders in the United States. Upon closing, the Company's majority shareholder, Continental Grain Company ("Continental Grain"), exchanged a warrant for a 25% equity interest in Empire. The Company also established new business units during 1998 focusing on small ticket equipment lease financing services and the securitization of charged-off credit card and other consumer debt.

Towards diversifying into other securitizable asset classes, the Company, in February 1998, through its subsidiary ContiAsset Receivables Management LLC ("CARMA"), acquired Pacific Advisory Services LLC, a
California-based firm specializing in sourcing, pricing and acquiring charged-off consumer receivable portfolios. CARMA made a 33% equity investment in Arrow Service Bureau, Inc., a midwest-based accounts receivable management firm specializing in the collection of charged-off consumer receivables to service and collect the charged-off consumer debt sourced by
CARMA.   Also, in January 1998, the Company formed ContiBusiness Services
Corporation d/b/a ContiLeasing Corporation ("ContiLeasing"). ContiLeasing is 80% owned by the Company and will provide equipment financing solutions to small businesses nationwide, targeting relationships with equipment manufacturers and dealers to develop customized financing programs.

Since fiscal 1996, the Company's commercial real estate loan originations, made through ContiMAP-Registered Trademark-, the Company's commercial real estate conduit, have increased at an annual compound growth rate of 128% to $1.9 billion. The Company purchases and underwrites commercial real estate loans suitable for securitization and sale into the capital markets. The Company's strategy is to grow ContiMAP-Registered Trademark- by continuing to add additional qualified commercial lenders and by continuing to enhance its product offerings. As part of this strategy, in April 1998, the Company acquired a 75% interest in Keystone Mortgage Partners L.L.C. an originator and servicer of commercial mortgage loans. In March 1998, the Company also expanded its commercial mortgage business by investing in convertible preferred stock and warrants of Crown NorthCorp, Inc. ("Crown"). The preferred stock, when converted, together with the warrants, when exercised, will represent 7% of the common stock of Crown. Crown is an international financial services firm which originates commercial mortgages and provides asset management and loan servicing capabilities.

As previously noted, the Company, through its subsidiary ContiTrade, provides financing and asset securitization structuring expertise and through its subsidiary ContiFinancial Services, provides placement services. In this area, ContiTrade's management and execution of ContiMortgage and ContiWest's financing, hedging and securitization needs has served as a model for the Company's strategic alliances with originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). Understanding the cash flow and credit characteristics associated with each of the asset classes with which it works, ensuring that each pool of assets is securitizable prior to funding and controlling its own warehouse take-out risk through its placement capabilities, allows the Company to assume controlled risks, support new business, and introduce more securitizable assets to the institutional marketplace. The Company's strategy is to replicate its success with ContiMortgage by (i) targeting classes of consumer and commercial loans, leases, receivables and other assets, which have the potential to be financed more efficiently through securitization, (ii) identifying and establishing Strategic Alliances with originators of these assets that have experienced management teams, sophisticated systems and a proven track record of originating, underwriting, servicing and collecting consumer and commercial loans, leases, receivables and other assets and (iii) securing from these originators a consistent flow of securitizable assets. The Company offers Strategic Alliance clients ("Strategic Alliance Clients") complete balance sheet liability management, including warehouse financing, interest rate hedging services and the structuring and placement of asset portfolios in the form of asset-backed securities. This allows the management of its Strategic Alliance Clients to focus on expanding and improving asset origination and servicing.

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

The Company's successful execution of its Strategic Alliance strategy to date has resulted in the addition of the following new business lines and securitization volume from 1991 through March 31, 1998: twelve commercial/ multi-family securitizations and sales for $2.5 billion, twenty-eight home equity loan securitizations and sales representing $2.3 billion (other than ContiMortgage/ContiWest), twenty equipment lease securitizations for $1.5 billion, five adjustable rate mortgage securitizations for $642 million, eight Title I home improvement loan securitizations for $384 million, seven non-prime and sub-prime auto securitizations for $380 million, six franchisee loan securitizations for $312 million and two other securitizations for $50 million.

HOME EQUITY LOAN ORIGINATION AND SERVICING

LOAN PRODUCTION

ORIGINATION. ContiMortgage's and ContiWest's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity, can have a fixed or adjustable interest rate and is typically secured by a first mortgage on the borrower's residence. Currently, over 93.5% of ContiMortgage/ContiWest loan originations are secured by a first lien mortgage. Non-conforming home equity loans are home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors and that cannot be marketed to agencies, such as Ginnie Mae, Fannie Mae and Freddie Mac. The Company obtains its loans through two primary sources in 50 states: wholesale, which represents loans purchased from mortgage bankers and commercial banks; and retail which represents loans make directly to customers.

For fiscal year 1998, wholesale purchases accounted for approximately 81% of the Company's loan production. Wholesale sources underwrite loans to ContiMortgage and ContiWest's underwriting guidelines and fund those loans in their own name and deliver pre-approved loan packages to ContiMortgage and ContiWest typically in excess of $1.0 million in size. As a result, the general and administrative expenses of the Company associated with wholesale loan purchases are significantly less than those associated with direct retail loans which are originated on a loan-by-loan basis. For fiscal 1998, ContiMortgage and ContiWest purchased loans from approximately 254 wholesale sources, with no one source accounting for more than 10% of total home equity, home improvement and other residential mortgage loans and the top five wholesale sources accounting for 20.7% of total home equity, home improvement and other residential mortgage loan production.

UNDERWRITING. All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the underwriting process, a credit package is submitted to the Company which includes a current appraisal from an independent appraiser, a property inspection, a credit report and a verification of employment. On a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines. However, any significant variations from guidelines must be approved by a senior underwriter or by an executive officer of ContiMortgage or ContiWest.

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

The homes used for collateral to secure the loans may be either residential (mostly primary residences, but also second and vacation homes) or investor-owned one- to four- family homes, condominiums or townhouses. Generally, each home must have a minimum appraised value of $40,000. Mobile housing or agricultural land are not accepted as collateral. In addition, mixed-use loans secured by owner-occupied properties, including one- to four-family and small multifamily residences, are made where the proceeds may be used for business purposes.

Each property proposed as collateral for a loan must be appraised not more than six months prior to the date of such loan. The combined loan-to-value ratio ("CLTV") of the first and second mortgages generally may not exceed 90%. If a prior mortgage exists, the Company first reviews the first mortgage history. If it contains open end, advance or negative amortization provisions, the maximum potential first mortgage balance is used in calculating the CLTV ratio which determines the maximum loan amount. The Company does not purchase or originate loans where the first mortgage contains a shared appreciation clause.

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

LOAN SECURITIZATION

GENERAL. The primary funding strategy of the Company is to securitize loans purchased or originated. The Company's origination sources benefit from the reduced cost of funds and greater leverage provided through securitization. Through March 31, 1998, the Company has completed 31 ContiMortgage/ContiWest AAA/Aaa-rated REMIC securitizations. Management has structured the Company's operations and processes specifically for the purpose of efficiently originating, underwriting, and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers and AAA/Aaa-rated REMIC pass-through investors. The Company generally seeks to enter the public home equity securitization market on a quarterly basis.

In a securitization, the Company sells the loans that it has originated or purchased to a REMIC, owner trust or grantor trust, for a cash purchase price and an interest in the loans or other assets securitized. See "Gain on Sale of Receivables and Excess Spread Receivables" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's securitization procedures.

The purchasers of the pass-through certificates receive a credit-enhanced security. Credit enhancement is generally achieved by the Company's subordination of its Excess Spread in the form of over collateralization or by one or both of the following: (i) subordination of subsidiary classes of bonds to senior classes; and (ii) an insurance policy provided by an AA/Aaa-rated monoline insurance company. As a result, each offering of the senior class of REMIC pass-through certificates has received ratings of AAA from Standard & Poor's Ratings Group and Fitch Investor Services, L.P. and Aaa from Moody's Investors Service.

The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the REMIC trusts require either: (i) the establishment of a reserve account that may be funded by cash or a letter of credit deposited by the Company, or (ii) the over collateralization of the REMIC trust, which is intended to result in receipts and collections on the loans exceeding the amounts required to be distributed to the holders of the senior REMIC pass-through certificates. If payment defaults exceed the amount in the reserve account or the amount of over collateralization, as applicable, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related REMIC trust or a subordinate class will bear the loss. To date, there have not been any writedowns of subordinated classes of bonds or any calls on monoline insurance company policies obtained in any of the Company's ContiMortgage/ContiWest securitizations.

LOAN SERVICING

OVERVIEW. The Company retains the right to service the home equity loans originated or purchased and included in ContiMortgage/ContiWest securitizations. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. As of March 31, 1998, ContiMortgage serviced 157,365 loans in 50 states with an outstanding balance of $10.1 billion, up 57.8% from March 31, 1997 earning a servicing fee of approximately 50 basis points per annum.

ContiMortgage has a sophisticated computer-based mortgage servicing operation that it believes enables it to provide effective and efficient processing of home equity loans. The key elements of any servicing operation are the quality and experience of the staff and the effectiveness of the computer software.

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

The pooling and servicing agreements which govern the distribution of cash flows within the REMIC trusts generally require that ContiMortgage, as servicer, advance interest (but not principal) on any delinquent loans to the holders of the senior interests in the related REMIC trust until satisfaction of the note, liquidation of the mortgaged property or charge-off of the loan to the extent ContiMortgage deems such advances of interest to be ultimately recoverable. To the extent there are any realized losses on loans, such losses are paid out of, current excess spread, the related reserve account, out of principal and interest payments on over collateralized amounts or, if necessary, from the related monoline insurance company policy.

COLLECTIONS. The ContiMortgage collection department is organized into divisions each led by a collections or a default manager. The collection divisions are comprised of teams whose responsibilities include contacting first payment defaults that are one to ten days delinquent and post 30-day delinquent accounts with balances over $100,000. The default divisions are comprised of teams of foreclosure and bankruptcy coordinators assigned different geographic regions and REO and property preservation units assigned the task of monitoring and preserving collateral values. If a property is acquired through foreclosure, the Company will market the property for liquidation and recovery.

During fiscal 1998, the Company's loss mitigation team further developed its loss mitigation strategy. This strategy includes, in certain circumstances, the identification of individual defaulted loans and repossessed properties to be purchased out of its REMICs. After buying these assets out of the REMICs, they are resolved using loss mitigation techniques which may include sales to third party investors. This process, while successfully meeting the Company's goal of reducing loss severity and improving long term REMIC and residual loss performance, did have the effect during fiscal 1998 of accelerating losses. For the Company's fiscal years ended March 31, 1998 and 1997, accelerated losses were 26 basis points and 8 basis points, respectively. See "Defaults and Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Generally, collection activity will commence once a loan has not been paid within five days of the due date. Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of action. On or about the 45th day of delinquency, each property is typically inspected. The inspection indicates if the property is occupied or vacant, the general condition of the property, whether the condition is deteriorating, and a recommendation for securing, repair or maintenance. Borrowers usually will be contacted by telephone at least five times and also by written correspondence before the loan becomes more than 60 days delinquent. Collection activity on accounts 60 days or more delinquent typically emphasizes curing the delinquency, including the use of formal forbearance, refinance and voluntary liquidation and other means directed at completely curing the delinquency. In most cases, accounts that cannot be cured by reasonable means will be moved to foreclosure as soon as all legal documentation permits.

Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to an up-to-date status may be authorized by the collection supervisor. In any event, it is the Company's policy to work with the delinquent customer to resolve the past due balance before legal action is initiated.

Mortgaged properties securing loans that are more than 60 days delinquent, including loans in foreclosure, are typically inspected on a monthly basis. In most cases, the cost of these inspections will be advanced by ContiMortgage and charged to the individual escrow accounts of the borrowers. The Company expects that the cost of inspections generally will be recovered through reinstatement, liquidation or payoff. The property preservation unit generally reviews each inspection report and takes whatever corrective action is necessary. The cost to secure, winterize or maintain a property are typically charged to the borrower's escrow account. If and when a property moves to foreclosure status, a foreclosure coordinator will review all previous inspection reports, evaluate the lien and equity position and obtain any additional information as necessary. The ultimate decision to foreclose, after all necessary information is obtained, is made by an officer of ContiMortgage.

Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) ContiMortgage discovers circumstances indicating potential loss exposure.

See Item 6. Selected Financial Data for information regarding the ContMortgage Servicing portfolio's delinquencies, defaults and loan loss experience.

The following chart outlines certain parameters of the credit grades of ContiMortgage's and ContiWest's current underwriting guidelines:

                            DESCRIPTION OF CREDIT GRADES

--------------------------------------------------------------------------------------------------
                 "A" CREDIT GRADE     "B" CREDIT GRADE     "C" CREDIT GRADE      "D" CREDIT GRADE
--------------------------------------------------------------------------------------------------
GENERAL          Has good credit      Pays the             Marginal credit       Designed to
REPAYMENT        but might have       majority of          history which         provide a
                 some minor           accounts on          is offset by          borrower with
                 delinquency.         time but has         other positive        poor credit
                                      some 30- and/or      attributes.           history an
                                      60-day                                     opportunity to
                                      delinquency.                               correct past
                                                                                 credit problems
                                                                                 through lower
                                                                                 monthly
                                                                                 payments.
--------------------------------------------------------------------------------------------------
EXISTING         Current at           Current at           Cannot exceed         Must be paid in
MORTGAGE LOANS   application          application          four 30-day           full from loan
                 time and a           time and a           delinquencies         proceeds and no
                 maximum of two       maximum of           or one 60-day         more than 119
                 30-day               three 30-day         delinquency in        days'
                 delinquencies        delinquencies        the past 12           delinquency.
                 in the past 12       in the past 12       months.
                 months.              months.
--------------------------------------------------------------------------------------------------
NON-MORTGAGE     Major credit         Major credit         Major credit          Major and minor
CREDIT           and installment      and installment      and installment       credit
                 debt should be       debt can             debt can              delinquency is
                 current but may      exhibit some         exhibit some          acceptable, but
                 exhibit some         minor 30-and/or      minor 30-and/or       must
                 minor 30-day         60-day               90-day                demonstrate
                 delinquency.         delinquency.         delinquency.          some payment
                 Minor credit         Minor credit         Minor credit          regularity.
                 may exhibit          may exhibit up       may exhibit
                 some minor           to 90-day            more serious
                 delinquency.         delinquency.         delinquency.
--------------------------------------------------------------------------------------------------
BANKRUPTCY       Charge-offs,         Discharged more      Discharged more       Discharged
FILINGS          judgments,           than two years       than two years        prior to
                 liens, and           with                 with                  closing.
                 former               reestablished        reestablished
                 bankruptcies         credit.              credit.
                 are
                 unacceptable.
--------------------------------------------------------------------------------------------------
DEBT SERVICE-    Generally not        Generally not        Generally not         Generally not
TO-INCOME        to exceed 45%.       to exceed 50%.       to exceed 50%.        to exceed 50%.
RATIO
--------------------------------------------------------------------------------------------------
MAXIMUM LOAN-
TO-VALUE RATIO:
--------------------------------------------------------------------------------------------------
OWNER OCCUPIED   Generally 80%        Generally 80%        Generally 75%         Generally 65%
                 (or 90%) for a       (or 85%) for a       (or 85%) for a        (or 70%) for a
                 1 to 4 family        1 to 4 family        1 to 4 family         1 to 4 family
                 dwelling             dwelling             dwelling              dwelling
                 residence; 75%       residence; 75%       residence; 70%        residence.
                 for a                for a                for a
                 condominium.         condominium.         condominium.
--------------------------------------------------------------------------------------------------
NON-OWNER        Generally 75%        Generally 70%        Generally 65%         N/A
OCCUPIED         for a 1 to 2         for a 1 to 2         for a 1 to 2
                 family               family               family
                 dwelling or          dwelling or          dwelling or
                 condominium, 70%     condominium 65%      condominium 60%
                 for a 3 to 4         for a 3 to 4         for a 3 to 4
                 family.              family.              family.
--------------------------------------------------------------------------------------------------

FINANCING AND ASSET SECURITIZATION SERVICES

GENERAL

The Company provides financing and asset securitization execution and expertise to originators of a broad range of consumer and commercial loans, leases, receivables and other assets. Through ContiTrade and ContiFinancial Services, the Company provides financing and asset securitization services to its subsidiaries and Strategic Alliance Clients. ContiTrade provides financing and structuring of asset-backed securities. ContiFinancial Services, a National Association of Securities Dealers, Inc. ("NASD") member and broker/dealer, privately places or underwrites offerings of asset-backed securities on behalf of the Company and its finance company clients.

TARGETING OPPORTUNITIES

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

CLIENT SERVICES

The Company provides warehouse financing, whole loan purchasing, hedging, credit enhancement and Excess Spread Receivables financing services to the Company's subsidiaries, equity investments and Strategic Alliance Clients.

WAREHOUSE FINANCING. The Company makes financing available to its securitization clients through secured loans or purchase commitments to facilitate the accumulation of securitizable assets prior to securitization ("warehouse financing"). As of March 31, 1998, through ContiTrade, the Company had committed $1.7 billion of financing to its third party clients and equity investments, of which $848 million was drawn down. Warehouse financing commitments are typically for a term of one year or less and are generally designed to fund only securitizable assets. Assets from a particular client typically remain in the warehouse for a period of up to 90 days at which point they are securitized and sold to institutional investors, in most cases, through ContiFinancial Services, the Company's NASD registered broker/dealer. The Company utilizes its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and a funding agreement under an agreement to repurchase ("Repurchase Agreement") to finance this warehouse financing.

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

CONDUITS. The Company also executes its loan purchase strategy through loan conduits. Conduits are stand-alone securitization vehicles where the originator(s), underwriter(s), servicer(s), and seller(s) may all be different parties coming together to generate loans to be serviced and securitized. Conduits allow smaller originators to sell their product into a single securitizable pool, thus benefiting from the economies of scale and the ability to share the fixed transaction costs associated with securitization. The Company has established a conduit for commercial/multi-family mortgages ("ContiMAP-Registered Trademark-"). The Company's role is to provide capital through warehouse financing and/or the purchase of loans at a premium and to ensure that the loans are underwritten to the conduit's underwriting guidelines and are thus securitizable. In addition, the Company also manages the ultimate sale or securitization of the loans originated through ContiMAP-Registered Trademark-. The Company had previously also operated an adjustable rate mortgage conduit which was closed in fiscal 1997 due to the strategic acquisition of Royal, previously the major participant of the conduit.

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

EXCESS SPREAD RECEIVABLES FINANCING. In certain cases, the Company finances a client's Excess Spread Receivables in order to provide the client with cash to cover the expenses and negative cash flow associated with securitization. The financing is typically in the form of a secured loan. The Company commits to provide such financing only to its Strategic Alliance Clients. In each case, in return for the financing, the Company will receive ownership participations either in the Strategic Alliance Clients or in the portfolio of loans securitized. As of March 31, 1998, the total committed amount of such financing was $42.0 million and the amount outstanding of such financing was $26.3 million.

CONTIFINANCIAL SERVICES

PLACEMENT OF ASSET-BACKED SECURITIES. Securitization or structured finance expertise is the foundation upon which the Company has built its business and executes its strategy. Since 1991 through March 31, 1998, the Company has structured or placed $22.0 billion of securitized assets representing 123 transactions for ContiMortgage, Triad and other clients.

ContiFinancial Services' placement capabilities accomplish two objectives:
(i) generating fee income, and (ii) providing a controlled exit strategy for assets financed by allowing the Company and its Strategic Alliance Clients to manage more effectively when and how transactions are brought to market. While ContiFinancial Services' placement capabilities have been primarily focused on private placements, to the extent opportunities exist in the public market, ContiFinancial Services will bid out the public underwriting business to other investment banks and manage the process on behalf of itself and its clients. The Company has filed a $6.0 billion shelf registration statement with the Securities and Exchange Commission (the "Commission") with $5.0 billion available at March 31, 1998 to securitize certain asset-backed securities.

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

PURCHASE AND SALE FACILITIES AND REPURCHASE AGREEMENT ("FACILITIES")

As of March 31, 1998, the Company had $2.8 billion of committed and an additional $3.1 billion of uncommitted sale capacity under its Facilities. The Facilities allow the Company to sell, with limited recourse, interest in designated pools of loans and other assets. The Company utilized the Facilities to sell assets totaling $18.7 billion, $7.4 billion and $5.7 billion, in the fiscal years 1998, 1997 and 1996, respectively. As of March 31, 1998, the Company had utilized $1.0 billion of the sale capacity under the Facilities.

ASSET CLASSES

Since 1991, the Company has expanded the scope of its products to include equipment leases, franchisee loans, commercial/multi-family loans, non-prime and sub-prime auto loans and leases, and timeshare loans.

The following table illustrates the Company's securitizations and sales volume:

                   The Company's Securitizations and Sales
                             Volume by Asset Classes


                                                                                      Years Ended March 31,              Total By
                                                            ----------------------------------------------------------     Asset
                                                              1998        1997          1996          1995       1994      Class
(in millions)                                               --------    --------      ---------   ----------   --------- --------
Home equity, home improvement and other
  residential mortgage loans:
     ContiMortgage/ContiWest securitizations..............  $    6,150  $    3,454     $  2,030   $    1,259  $     733   $   13,626
     Other home equity, home improvement and
        other residential mortgage sales..................         596         586          755          374         99        2,410
                                                            ----------  ----------     --------   ----------  ---------   ----------
     Total home equity, home improvement and
        other residential mortgage sales (1)..............  $    6,746  $    4,040     $  2,785   $    1,633  $     832   $   16,036
Commercial real estate mortgage loans ....................       1,498         742          186           89        --         2,515
Non-prime and sub-prime auto loans and leases.............         309          91          162           39        --           601
ARMs .....................................................         --          --           505          101         36          642
Equipment leasing.........................................          46         250          190          179        178          843
Title I home improvement loans............................         139         --           --           149         96          384
Franchisee loans..........................................                      21          145           98         48          312
Other.....................................................          30         --            20          --         --            50
                                                            ----------  ----------     --------   ----------  ---------   ----------
Total securitization volume...............................  $    8,768   $   5,144     $  3,993   $    2,288  $   1,190   $   21,383
                                                            ----------  ----------     --------   ----------  ---------   ----------
                                                            ----------  ----------     --------   ----------  ---------   ----------


---------------
(1) Includes Strategic Alliances' sales.

HOME EQUITY, HOME IMPROVEMENT AND OTHER RESIDENTIAL MORTGAGE LOANS. The Company leveraged its financing capabilities and structured finance expertise by acquiring ContiMortgage in 1990 and establishing

Strategic Alliances with other clients in the home equity loan industry. In addition to providing its financing, hedging and securitization services to ContiMortgage, the Company also provided its services to other clients.

COMMERCIAL REAL ESTATE MORTGAGE LOANS. In 1993, the Company established a commercial real estate conduit, ContiMAP-Registered Trademark-, to satisfy a need in the marketplace for the financing of $150,000 to $40 million loans secured by commercial properties, such as multi-family dwellings, self storage facilities, assisted living and other health related facilities, retail and industrial buildings. Since fiscal 1996, the Company's commercial real estate loan securitizations, made through ContiMAP-Registered Trademark-, the Company's commercial real estate conduit, has increased at an annual compound growth rate of 156% to $1.5 billion.

ContiMAP-Registered Trademark- purchases commercial real estate loans suitable for securitization and sale into the capital markets. The Company underwrites the loans and manages the aggregation of the loans through correspondent relationships with established lending companies. The Company's strategy is to grow ContiMAP-Registered Trademark- by continuing to add additional qualified commercial lenders and by continuing to enhance its product offerings. As part of this strategy, in April 1998, as previously discussed, the Company acquired a 75% interest in Keystone Mortgage Partners L.L.C. an originator and servicer of commercial mortgage loans. In March 1998, the Company also expanded its commercial mortgage business by investing in convertible preferred stock and warrants of Crown NorthCorp, Inc. ("Crown"). The preferred stock, when converted, and the warrants, when exercised will represent 7% of the common stock of Crown. Crown is an international financial services firm which originates commercial mortgages and provides asset management and loan servicing capabilities.

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

In Fiscal 1997, the Company purchased 56% of the common stock of Triad, a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles and in fiscal 1998, the Company purchased the remaining 44% of the common stock of Triad. As of March 31, 1998, Triad has relationships with over 2,000 dealerships in 28 states, with California representing approximately 34% of loan originations. As with ContiMortgage, Triad utilizes centralized origination, underwriting and servicing techniques.

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

ADJUSTABLE RATE MORTGAGES.   The Company established an Adjustable Rate
Mortgage Conduit  ("ARM Conduit") in 1994.   The Company's ARM  Conduit
allowed smaller originators to sell their loan product into a single securitizable pool and to benefit from the economies of scale not otherwise available to them on a stand-alone basis. In fiscal 1997, the Company acquired Royal, the largest contributor to the ARM Conduit and discontinued the conduit.

EQUIPMENT LEASING. The equipment leasing industry is a highly fragmented industry where leases of a wide array of equipment are made to predominately commercial users. The typical leasing company provides a specialized service to a relatively specific asset class (e.g., office equipment or medical equipment). The Company has financed various assets for several equipment lease company clients ranging from $300 fax machines to $3 million MRI machines. In January 1998, the Company formed ContiLeasing to provide equipment financing solutions to small businesses nationwide, targeting relationships with equipment manufacturers and dealers to develop customized financing programs.

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

The Company's, wholly-owned subsidiary ULG and Empire, in which the Company owns a minority interest, also originate Title I and conventional home improvement loans through retail origination channels.

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

WARRANTS AND STOCK OWNERSHIP

In certain of its Strategic Alliances, the Company may receive Strategic Alliance Equity Interests. Based on its prior experience, the Company does not anticipate that any Strategic Alliance Equity Interest that it holds or may acquire in the future will have any effect on the Company's financial position or results of operations until the business of the Strategic Alliance client matures, which typically takes several years. However, in fiscal 1998, the Company received $1.1 million of warrant income from the sale of stock warrants in a Strategic Alliance company. In addition, the Company may, from time to time, make a direct cash equity or subordinated debt investment in a Strategic Alliance Client.

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

In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act makes certain amendments to TILA. The Riegle Act generally applies to certain mortgage loans with (i) total points and fees upon origination exceeding eight percent of the loan amount (as adjusted for changes in the Consumer Price Index) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans").

The Riegle Act imposes disclosure requirements on lenders originating Covered Loans and prohibits lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan.

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

EQUAL CREDIT OPPORTUNITY ACT OF 1974, as amended ("ECOA"), prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

THE REAL ESTATE SETTLEMENT PROCEDURES ACT ("RESPA") and Regulation X are designed to protect borrowers against abusive practices, such as kick-backs and hidden fees, and to provide additional disclosures so borrowers know the nature and cost of the real estate settlement process, including escrow payments.

THE HOME MORTGAGE DISCLOSURE ACT ("HMDA") and Regulation C enables the government and regulators to determine whether financial institutions are serving the housing needs of their communities, assist public officials in distributing public sector investments so as to attract private investment to where there is economic decline, assist in identifying possible discriminatory lending practices and enforce nondiscrimination statutes. Regulation C requires lenders to collect and report certain information about applicants including : loan type, loan purpose, loan amount, credit decision, location of the property, race, sex and income of the applicant. HMDA requires lenders to place notices in certain public locations regarding the availability of its reporting data.

THE FAIR CREDIT REPORTING ACT ("FCRA") is designed to regulate the consumer reporting industry. It places disclosure obligations on the users of consumer credit reports and is designed to ensure fair, timely, and accurate reporting of credit information. FCRA also restricts the use of consumer credit reports and in certain circumstances requires the deletion of obsolete information.

THE FAIR DEBT COLLECTION PRACTICES ACT ("FDCPA") generally specifies the manner in which debt collectors may pursue debtors to receive payment for outstanding obligations including but not limited to communication regarding a debt, harassment or abuse, unfair practices or false or misleading representations.

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

Also, certain of the loans purchased by the Company, such as Title I home improvement loans, are insured by an agency of the federal government. Such loans are subject to extensive government regulation.

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

COMPETITION

See "Competition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company's competition.

EMPLOYEES

At March 31, 1998 the Company had 2,881 employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

The Company's principal executive offices are located at 277 Park Avenue, New York, New York, 10172 and are occupied under a sublease with Continental Grain. The lease on this premises extends through February 28, 2000. In addition, the Company also occupies office space at another location in New York, New York and a location in Santa Monica, California under leases with third parties that expires in October 1999 and September 1999, respectively.

ContiMortgage's headquarters are in Hatboro, Pennsylvania, and has offices located in Phoenix, Arizona; Orange and Pleasanton, California; Maitland, Florida; Atlanta, Georgia; Oak Brook, Illinois; Carmel, Indiana; Bridgewater, New Jersey; Charlotte, North Carolina; Horsham, Pennsylvania and Irving, Texas. These properties are operated under leases with third parties that expire through August 2009.

ContiWest, ULG, Resource One, Royal, Triad, Fidelity, Crystal, ContiLeasing and CARMA have various offices throughout the United States and operate under various leases with third parties that expire through December 2003.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded under the symbol "CFN" on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing sale price per share of the Company's common stock:

                                            SALES PRICE
                                  ------------------------------
                                      HIGH               LOW
                                  -----------         ----------
Fiscal Year Ended March 31, 1998:

               First Quarter       $36.8750       $26.5000
               Second Quarter      $40.3125       $31.0000
               Third Quarter       $32.3750       $23.7500
               Fourth Quarter      $32.1875       $18.3125


Fiscal Year Ended March 31, 1997:

               First Quarter       $33.0000       $28.5000
               Second Quarter      $30.2500       $23.2500
               Third Quarter       $39.2500       $28.8750
               Fourth Quarter      $39.3750       $31.0000


As of June 1, 1998, the Company had 101 stockholders of record, and approximately 6,150 beneficial owners of its common stock.

The Company has no current intention to pay cash dividends on its Common Stock. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. Furthermore, covenants in the Company's loan agreements restrict the payment of dividends by the Company. If these covenants are still in place at the time the Company decides to declare a dividend, a waiver from the related lenders would have to be obtained. In addition, there can be no assurance that dividends will be permitted under applicable law.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA
(in thousands, except share data)

                                                                              YEARS ENDED MARCH 31,
                                                         -------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:

  Gross income
  Gain on sale of receivables                            $   311,606   $   210,861   $   146,529   $    67,512   $    49,671
  Interest                                                   236,494       161,402        91,737        42,929        20,707
  Net servicing income                                        90,509        46,340        29,298         9,304         3,989
  Other income                                                21,553         9,227         4,252         2,252           162
                                                         -----------   -----------   -----------   -----------   -----------
      Total gross income                                     660,162       427,830       271,816       121,997        74,529
                                                         -----------   -----------   -----------   -----------   -----------
Expenses
  Compensation and benefits                                  161,992        82,170        52,203        23,812        14,674
  Interest                                                   165,904       120,636        74,770        29,635        12,124
  Provision for loan losses                                    5,668         3,043           285         1,935         4,499
  General and administrative                                 101,633        44,940        18,022         9,627         7,946
                                                         -----------   -----------   -----------   -----------   -----------
      Total expenses                                         435,197       250,789       145,280        65,009        39,243
                                                         -----------   -----------   -----------   -----------   -----------
Income before income taxes and minority interest             224,965       177,041       126,536        56,988        35,286
Income taxes                                                  91,149        71,341        49,096        22,168        13,726
Minority interest in subsidiaries                               (488)         (304)        3,310         8,728         5,076
                                                         -----------   -----------   -----------   -----------   -----------
Net income                                               $   134,304   $   106,004   $    74,130   $    26,092   $    16,484
                                                         ===========   ===========   ===========   ===========   ===========
Basic earnings per common
   share (pro forma for 1996)(1)                         $      2.90   $      2.44   $      2.01
                                                         ===========   ===========   ===========
Diluted  earnings per common
   share (pro forma for 1996)(1)                         $      2.86   $      2.40   $      2.00
                                                         ===========   ===========   ===========
Basic weighted average number of shares
   outstanding (pro forma for 1996)(1)                    46,330,810    43,361,253    36,942,363
                                                         ===========   ===========   ===========
Diluted weighted average number of shares
   outstanding (pro forma for 1996)(1)                    46,992,449    44,152,343    37,050,165
                                                         ===========   ===========   ===========
During fiscal 1995 and 1996, the Company paid cash dividends to Continental
   Grain of $30,000 and $305, respectively.

                                                                                  AS OF MARCH 31,
                                                         -------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Interest-only and residual certificates                  $   648,785   $   445,005   $   293,218   $   143,031   $    94,491
Trade receivables, net                                       888,905       709,151       352,325        92,050        47,624
Total assets                                               2,808,579     1,545,798       892,540       327,742       217,856
Due to affiliates                                                163        36,367       337,734       114,907        49,846
Short-term debt                                              366,104        25,299            --            --            --
Long-term debt                                               499,553       498,817            --            --            --
Total liabilities                                          2,161,642     1,136,726       597,721       243,579       138,513
Minority interest in subsidiaries                                629         1,288            --        16,248         7,520
Stockholders' equity                                         646,308       407,784       294,819        67,915        71,823


-------------------------------
(1) Because of the Company's December 1995 reorganization and changes in capital structure, per share data for the years ended March 31, 1995 and 1994 is not meaningful.
                                       21

                                 (in thousands)

                                                                              YEARS ENDED MARCH 31,
                                                         -------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   -----------
LOAN ORIGINATIONS:
Home equity, home improvement and other
residential mortgage loans:
Wholesale:
   Brokers                                               $ 1,031,465   $   827,096   $   505,587   $   265,535   $   138,054
   Correspondents                                          4,455,070     2,921,296     1,736,909     1,023,704       642,152
Direct retail                                              1,321,596       293,842        68,975        38,919         6,548
                                                         -----------   -----------   -----------   -----------   -----------
Total home equity, home improvement and
   other residential mortgage loans                        6,808,131     4,042,234     2,311,471     1,328,158       786,754
Commercial real estate mortgage loans                      1,873,849       632,524       321,165       158,343            --
Triad auto loans                                             191,967        47,049            --            --            --
                                                         -----------   -----------   -----------   -----------   -----------
     Total loan originations                             $ 8,873,947   $ 4,721,807   $ 2,632,636   $ 1,486,501   $   786,754
                                                         ===========   ===========   ===========   ===========   ===========
SECURITIZATIONS AND SALES:
   ContiMortgage/ContiWest securitizations               $ 6,150,000   $ 3,454,259   $ 2,030,000   $ 1,258,919   $   733,182
   Other home equity, home improvement and
     other residential mortgage sales                        596,132       335,991           270        33,772        39,142
                                                         -----------   -----------   -----------   -----------   -----------
   Total home equity, home improvement
     and other residential mortgage sales                  6,746,132     3,790,250     2,030,270     1,292,691       772,324
   Commercial real estate mortgage loans                   1,497,507       742,259       185,980        89,000            --
    Triad auto loans                                         177,985        43,530            --            --            --
    Strategic alliances                                      346,464       568,401     1,776,700       906,000       418,000
                                                         -----------   -----------   -----------   -----------   -----------
 Total securitizations and sales                         $ 8,768,088   $ 5,144,440   $ 3,992,950   $ 2,287,691   $ 1,190,324
                                                         ===========   ===========   ===========   ===========   ===========

CONTIMORTGAGE SERVICING PORTFOLIO:
Number of loans serviced  (at year end)                      157,365        104,568       65,121        38,740        20,146

Serviced loan portfolio (at year end)                    $10,135,785    $ 6,423,376  $ 3,863,575   $ 2,192,190   $ 1,105,393
Delinquencies:
   30-59 days                                                   1.50%         2.18%         1.81%         0.83%         0.45%
   60-89 days                                                   0.51%         0.68%         0.47%         0.36%         0.19%
   90 days and over                                             0.35%         0.38%         0.23%         0.45%         0.27%
                                                         -----------   -----------   -----------   -----------   -----------
   Total delinquencies (%)                                      2.36%         3.24%         2.51%         1.64%         0.91%
                                                         ===========   ===========   ===========   ===========   ===========
   Total delinquencies ($)                               $   239,015   $   208,084   $    97,082   $    35,980   $    10,036
                                                         ===========   ===========   ===========   ===========   ===========
Defaults:

   Foreclosure                                                  2.31%         2.90%         2.42%         0.46%         0.59%
   Bankruptcy                                                   1.70%         1.15%         0.74%         0.41%         0.23%
   Real estate owned                                            0.83%         0.52%         0.13%         0.09%         0.05%
   Forbearance                                                  0.74%         0.13%         0.25%         0.20%          N/A
                                                         -----------   -----------   -----------   -----------   -----------
   Total defaults (%)                                           5.58%         4.70%         3.54%         1.16%         0.87%
                                                         ===========   ===========   ===========   ===========   ===========
   Total defaults ($)                                    $   565,238   $   302,164   $   136,796   $    25,486   $     9,615
                                                         ===========   ===========   ===========   ===========   ===========

                                       22

                                 (in thousands)

                     Loan Loss Experience on ContiMortgage's
                    Servicing Portfolio of Home Equity Loans

                                                                              YEARS ENDED MARCH 31,
                                                         -------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   -----------
Loan loss experience (1):
Average amount outstanding                               $ 8,166,407   $ 4,845,304   $ 2,858,790   $ 1,663,865   $   745,351
Net losses:
    REMICs and loans held
       pending securitization                            $    37,600   $    12,719   $     3,686   $     1,308   $     1,108
Loans and properties
    purchased out of REMICs                                   21,162         3,576            --            --            --
                                                         -----------   -----------   -----------   -----------   -----------
             Total net losses                            $    58,762   $    16,295   $     3,686   $     1,308   $     1,108
                                                         ===========   ===========   ===========   ===========   ===========
Realized net losses as a percentage
  of average amount outstanding:
     REMICs and loans held
           pending securitization                               0.46%         0.26%         0.13%         0.08%         0.15%
      Loans and properties
           purchased out of REMICs                              0.26%         0.08%           --            --            --
                                                         -----------   -----------   -----------   -----------   -----------
             Total realized net losses as
                a percentage of average
                amount outstanding                              0.72%         0.34%         0.13%         0.08%         0.15%
                                                         ===========   ===========   ===========   ===========   ===========

(1) See "Defaults and Losses" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's loss mitigation program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto. In addition, this year's report includes a separate section Gain on Sale of Receivables and Excess Spread Receivables, which should be read in conjunction with Results of Operations. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See the "Forward-looking Statements" on page 3 of this annual report.

GENERAL

ContiFinancial engages in the consumer and commercial finance business by originating home equity loans, commercial real estate loans and non-prime auto loans. ContiFinancial also provides financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. ContiFinancial is a leading originator, purchaser, seller and servicer of home equity loans to borrowers whose needs may not be met by traditional financial institutions due to credit exceptions or other factors. These loans are primarily for debt consolidation, home improvements, education or refinancing and are secured primarily by first mortgages on one- to four-family residential properties.

The Company through ContiTrade Services L.L.C. ("ContiTrade"), a wholly-owned subsidiary, provides financing and asset securitization structuring expertise, and through ContiFinancial Services Corporation ("ContiFinancial Services"), a wholly-owned subsidiary, provides placement services. ContiTrade's management and execution of the Company's financing, hedging and securitization needs serve as a model for the Company's "Strategic Alliances" with originators of a broad range of consumer and commercial loans and other assets. The Company offers Strategic Alliances complete balance sheet liability management, including warehouse financing, interest rate hedging services and structuring and placement of asset portfolios in the form of asset-backed securities.

The Company, through investments and strategic acquisitions, as well as through internal growth, has continued to expand and diversify its businesses. Within its core home equity business, the Company has developed a significant retail origination platform to complement its established wholesale origination capabilities. Acquisitions of retail home equity loan originators are discussed below. The retail origination subsidiaries provide a source of cash revenues through loan origination points and fees and whole loan sales. Significant growth in origination volume has been accompanied by infrastructure investments that have enhanced and expanded ContiMortgage Corporation's ("ContiMortgage") home equity loan servicing capacity, which represents another source of cash income to the Company. With a managed portfolio of $10.1 billion at March 31, 1998, ContiMortgage is among the largest originators and servicers of non-conforming home equity loans. In addition to expanding its retail origination capabilities, the Company has expanded home equity loan originations through its broker network, which represents a lower cost source of origination volume. Originations from direct retail operations and brokers were $2.4 billion in fiscal 1998, or 34.6% of total home equity, home improvement and other residential mortgage loan origination volume. This compares with $1.1 billion, or 27.7% of total originations in fiscal 1997.

The Company's commercial real estate activities have grown considerably over the past three years. Notable developments with respect to this business include the April 1998 acquisition of a 75% interest in Keystone Mortgage Partners L.L.C. and the June 1997 acquisition of a minority interest in First Security Commercial Mortgage, L.P. As a consequence of its relatively low level of operating expenses, commercial real estate's contribution to the Company's pre-tax earnings exceeded 15% in fiscal 1998.

In fiscal 1997, the Company acquired 100% of three home equity companies, California Lending Group, Inc., d/b/a United Lending Group ("ULG"), Resource One Consumer Discount Company, Inc. ("Resource One"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal") and 56% of an auto finance company, Triad Financial Corporation ("Triad"). Also during fiscal 1997, the Company organized ContiWest Corporation ("ContiWest"), a Nevada corporation, to better administer and underwrite the Company's origination portfolio. In fiscal 1998, the Company acquired the remaining 44% of Triad and 100% of two additional home equity companies, Fidelity Mortgage Decisions Corporation ("Fidelity") and Crystal Mortgage Company, Inc. ("Crystal") along with its subsidiary Lenders M.D., Inc. ("Lenders"). ULG, Resource One, Royal, Triad, Fidelity and Crystal are collectively referred to herein as the "Acquisitions". In each case, the companies acquired were former Strategic Alliances or ContiMortgage loan origination sources.

In fiscal 1998, the Company acquired a 24% interest in Empire Funding Holding Corp. ("Empire") a long-term strategic alliance that is one of the largest high loan-to-value and F.H.A. Title I lenders in the United States. The Company also established new business units during 1998 focusing on small ticket equipment lease financing services and the securitization of charged-off credit card and other consumer debt. Upon closing, the Company's majority shareholder, Continental Grain Company ("Continental Grain"), exchanged a warrant for a 25% equity interest in Empire.

RESULTS OF OPERATIONS

The Company's development of its retail origination platform has resulted in a change in the profile of the Consolidated Statements of Income. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas wholesale origination costs in the form of origination points, are netted against gain on sale of receivables. Consequently, the accompanying Consolidated Statements of Income reflect increases in operating expenses, as well as higher income from origination points.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997 AND YEAR ENDED MARCH 31, 1996

Net income increased $28.3 million or 26.7% to $134.3 million in fiscal 1998 from $106.0 million in fiscal 1997, which in turn increased $31.9 million or 43.0% from net income of $74.1 million in fiscal 1996. The Company's total gross income increased 54.3% to $660.2 million in fiscal 1998 from $427.8 million in fiscal 1997, which in turn increased 57.4% from $271.8 million in fiscal 1996.

On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:

                                                                  YEARS ENDED MARCH 31,
                                                         ---------------------------------------
                                                            1998          1997          1996
                                                         -----------   -----------   -----------
Gross income
Gain on sale of receivables                                 47.20%        49.28%        53.91%
Interest                                                    35.82%        37.73%        33.75%
Net servicing income                                        13.71%        10.83%        10.78%
Other income                                                 3.27%         2.16%         1.56%
                                                          -------       -------       -------
      Total gross income                                   100.00%       100.00%       100.00%
                                                          -------       -------       -------

Expenses

   Compensation and benefits                                24.54%        19.21%        19.21%
   Interest                                                 25.13%        28.20%        27.51%
   Provision for loan losses                                 0.86%         0.71%         0.10%
   General and administrative                               15.39%        10.50%         6.63%
                                                          -------       -------       -------
     Total expenses                                         65.92%        58.62%        53.45%
                                                          -------       -------       -------

Income before income taxes and minority interest            34.08%        41.38%        46.55%
Income taxes                                                13.81%        16.67%        18.06%
Minority interest                                           -0.07%        -0.07%         1.22%
                                                          -------       -------       -------
      Net income                                            20.34%        24.78%        27.27%
                                                          =======       =======       =======


See "Gain on Sale of Receivables and Excess Spread Receivables", for a discussion of year to year changes in the amount and composition of gain on sale of receivables.

Interest Income and Expense:

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. The Company's sales and securitization volume has increased significantly, contributing to a concurrent increase in the average level of loans held in inventory pending securitization. As a result, net interest income has increased significantly, reaching $70.6 million in fiscal 1998 compared with $40.8 million in fiscal 1997 and $17.0 million in fiscal 1996. Interest income also includes accrued interest on Excess Spread Receivables ("ESR"). In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements, including the cost of strategic acquisitions. Interest income increased $75.1 million or 46.5% in fiscal 1998 over fiscal 1997 and increased $69.7 million or 75.9% in fiscal 1997 over fiscal 1996. Interest expense increased $45.3 million or 37.5% in fiscal 1998 over fiscal 1997 and increased $45.9 million or 61.3% in fiscal 1997 over fiscal 1996. During fiscal 1998, the Company benefited from the expansion and diversification of its funding sources (see "Liquidity and Capital Resources - Sources of Liquidity and Capital").

Net servicing Income:

Net servicing income increased $44.2 million or 95.3% in fiscal 1998 over fiscal 1997 and $17.0 million or 58.2% in fiscal 1997 over fiscal 1996 due to the increase in the size of the servicing portfolio and the volume of securitizations. The Company's home equity loan servicing portfolio increased to $10.1 billion at March 31, 1998 from $6.4 billion at March 31, 1997 and $3.9 billion at March 31, 1996. Servicing income consists of fee income and capitalized servicing. The fee income component (which is realized in cash) represents income earned from Real Estate Mortgage Investment Conduits ("REMICs") and trusts based on the level of loans serviced. The fee income component of servicing income was $52.8 million in 1998, $30.0 million in 1997 and $17.6 million in 1996. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by amortization of capitalized servicing from prior securitizations. The capitalized servicing component of servicing income was $37.7 million in 1998, $16.3 million in 1997 and $11.7 million in 1996.

Other income:

Other income increased to $21.6 million in fiscal 1998 from $9.2 million in fiscal 1997 and $4.3 million in fiscal 1996. Other income consists primarily of purchase premium refunds, mortgage banking and other fees and for fiscal 1998, income from unconsolidated subsidiaries of $5.4 million. Purchase premium refunds are received from certain wholesale origination sources when loans prepay within a specified time period. Purchase premium refunds were $8.1 million in 1998, $4.6 million in 1997 and $3.9 million in 1996. Mortgage banking and other fee income was $5.2 million in 1998, $1.9 million in 1997 and $0.2 million in 1996. In addition, income of $1.1 million was received in fiscal 1998 from the sale of stock warrants in a Strategic Alliance company.

                                                                                                        INCREASES OVER
                                                                   YEAR ENDED MARCH 31,                   PRIOR YEAR
                                                         ---------------------------------------   -------------------------
                                                            1998          1997          1996          1995          1994
                                                         -----------   -----------   -----------   -----------   -----------
                                                                                    (IN THOUSANDS)
Compensation and benefits:
   Acquisitions                                          $    69,746   $    16,078   $        --   $    53,668   $    16,078
   Operations excluding Acquisitions                          92,246        66,092        52,203        26,154        13,889
                                                         -----------   -----------   -----------   -----------   -----------
Total compensation and benefits                          $   161,992   $    82,170   $    52,203   $    79,822   $    29,967
                                                         ===========   ===========   ===========   ===========   ===========
General and administrative:
  Acquisitions                                           $    49,400   $     9,434   $        --   $    39,966   $     9,434
  Operations excluding Acquisitions                           52,233        35,506        18,022        16,727        17,484
                                                         -----------   -----------   -----------   -----------   -----------
Total general and administrative                         $   101,633   $    44,940   $    18,022   $    56,693   $    26,918
                                                         ===========   ===========   ===========   ===========   ===========
Headcount (at period end):
   Acquisitions                                                1,723           859            --           864           859
   Headcount excluding Acquisitions                            1,158           703           455           455           248
                                                         -----------   -----------   -----------   -----------   -----------
Total headcount                                                2,881         1,562           455         1,319         1,107
                                                         ===========   ===========   ===========   ===========   ===========

Compensation and Benefits and General and Administrative Expenses:

The above table allocates the Company's compensation and benefits, general and administrative expenses and headcount between the Acquisitions and all other activities. As noted earlier, the Company has significantly expanded its retail origination platform, which in turn has resulted in a significant increase in expenses. From the date of the acquisition of majority ownership, expenses of the acquired subsidiaries are included in the Company's consolidated expenses.

As previously discussed and as demonstrated in the table above, the acquisition of retail origination subsidiaries has resulted in significantly higher levels of compensation and benefits expense and general and administrative expenses. With respect to the Company's activities exclusive of the Acquisitions, the expense increases are indicative of the significant growth in ContiMortgage's origination volume, its serviced loan portfolio and the related growth in headcount to support these activities. Combined compensation and benefits and general and administrative expenses for ContiMortgage (exclusive of its acquisitions) increased by $27.6 million in 1998 and $20.9 million in 1997. ContiMortgage's headcount (exclusive of its acquisitions) was 1,059 at the end of fiscal 1998 compared with 629 at the end of fiscal 1997 and 411 at the end of fiscal 1996. Combined compensation and benefits and general and administrative expenses for activities other than ContiMortgage and the Acquisitions increased by $15.3 million in 1998 and $10.5 million in 1997.

Minority Interest:

In fiscal 1996, minority interest was attributable to the 20% minority shareholders of ContiMortgage prior to the Company's June 19, 1995 acquisition of that interest. In fiscal 1997 and 1998, minority interest was primarily attributable to the 44% minority shareholders of Triad prior to the Company's March 1998 acquisition of that interest.

DEFAULTS AND LOSSES:
(SEE "CONTIMORTGAGE SERVICING PORTFOLIO" ON PAGE 22)

ContiMortgage's servicing portfolio has grown considerably. Annual growth in the portfolio was 98% in fiscal 1995, 76% in fiscal 1996, 66% in fiscal 1997 and 58% in fiscal 1998. Compound annual growth over this four-year period was 74%. As the annual growth rate has slowed and the portfolio has seasoned, defaults as a percentage of loans outstanding have increased. Included in the default total at March 31, 1998 were loans performing under bankruptcy plans and REOs, which represented 0.63% and 0.83%, respectively, of the servicing portfolio.

Early in the life of a securitization, realized losses are generally very low. Losses as a percentage of average serviced loans have increased over time as the portfolio has seasoned and annual growth has decelerated. Losses in the portfolio are overwhelmingly attributable to the time period a loan remains in foreclosure status and are primarily a function of interest foregone on the loans and the deterioration of collateral value over this time frame. During the course of fiscal 1998, the Company implemented an aggressive loss mitigation program focused on this issue, with the long-term objective of a significant reduction in the time period defaulted loans are held in the serviced portfolio. This program, which includes purchasing loans and properties out of REMICs for early disposition, results in a near term acceleration of losses and a longer term mitigation of total potential losses. These accelerated losses were 8 basis points in fiscal 1997 and 26 basis points in fiscal 1998. The Company anticipates that the continuation of this program in fiscal 1999 will result in a combination of REMIC losses and loss mitigation program losses on the order of 75 to 85 basis points as a percentage of loans serviced (on a trailing 12 month basis). However, due in part to this acceleration of losses in fiscal 1998 and 1999, the Company expects a significant reduction in total losses as a percentage of serviced loans in fiscal 2000 and beyond. As of March 31, 1998, the Company projects an average annual loss rate over remaining REMIC lives of 62 basis points. See "Accounting for ESR - Valuation Process and Significant Assumptions" for information regarding the Company's estimated future credit losses.

GAIN ON SALE OF RECEIVABLES AND EXCESS SPREAD RECEIVABLES

General

A major source of income for the Company is the recognition of gains in connection with securitizations and whole loan sales. In a whole loan sale, the Company recognizes a gain and receives cash upon completion of the transaction. Although whole loan sales represent a growing source of cash income for the Company, the largest component of the Company's gain on sale revenues is the securitization of home equity loans originated and serviced by the Company's wholly-owned subsidiaries, ContiMortgage/ContiWest.

In a typical securitization, the Company sells loans or other assets to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring such assets to a trust, most often a REMIC. The REMIC issues interest-bearing securities that are collateralized by the underlying pool of mortgage loans or other assets, as the case may be. The proceeds are used as consideration to purchase the assets from the Company. Typically, the securities are sold at an amount that is the same (or nearly the same) as the underlying mortgage loan amounts and the Company retains a residual interest that represents its right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the securities sold, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized (the "Excess Spread"). In a securitization, the Company may also sell a portion of this Excess Spread in the form of interest-only ("IO") securities, which are not exposed to the risk of credit losses.

The ESR is recorded as a receivable at the time of securitization. It is subsequently realized over the life of the securitization as cash distributions are received from the trust. ESR, reported as "Interest-only and residual certificates" in the accompanying Consolidated Balance Sheets, is the present value of the Excess Spread that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses.

As a credit enhancement to support the sale of senior collateralized securities, the Company's ESR is subordinate to the rights of such holders. Terms of the REMICs or trusts generally require the establishment of a level of over-collateralization, based largely on projected cumulative default and loss levels of the underlying pools of mortgages. The required level of over-collateralization is attained by utilizing cash flows otherwise distributable to ESR holders to either pay down outstanding principal of senior interests or to be placed in segregated deposit accounts. At March 31, 1998, over-collateralization of ContiMortgage/ContiWest REMICs totaled $233.4 million.

GAIN ON SALE OF RECEIVABLES

The following table sets forth the components of gain on sale of receivables for each of the last three fiscal years:

                                     YEAR ENDED MARCH 31,   YEAR ENDED MARCH 31,    YEAR ENDED MARCH 31,
                                            1998                   1997                    1996
                                    ---------------------   --------------------    ---------------------
(IN THOUSANDS)                                 PERCENT OF             PERCENT OF              PERCENT OF
                                    AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT      TOTAL
                                    ------     ----------   ------    ----------    ------    ----------
Home equity/home improvement:
  ContiMortgage/ContiWest
    securitizations                $ 179,640      57.6%    $ 157,483     74.7%    $ 110,229       75.2%
  Other (including whole
    loan sales, origination
    points and fees)                  66,640      21.4        28,640     13.6        26,886       18.3
                                   ---------     -----     ---------    -----     ---------      -----
Total home equity/home
  improvement                        246,280      79.0       186,123     88.3       137,115       93.5
Commercial real estate                37,058      11.9        16,420      7.8         3,456        2.4
Auto                                  20,781       6.7         4,976      2.3         1,467        1.0
Other                                  7,487       2.4         3,342      1.6         4,491        3.1
                                   ---------     -----     ---------    -----     ---------      -----
       Total                       $ 311,606     100.0%    $ 210,861    100.0%    $ 146,529      100.0%
                                   =========     =====     =========    =====     =========      =====

Gain on sale of receivables increased to $311.6 million in 1998 from $210.9 million in 1997 and $146.5 million in 1996. Gain on sale of receivables includes the gain recorded upon the completion of securitizations and whole loan sales. In a securitization, the gain is significantly affected by the estimated fair value attributed to the retained ESR (see "Accounting for ESR
- Valuation Process and Significant Assumptions"). Gain on sale of receivables also includes unrealized gains or losses that result from the quarterly adjustment of ESR to fair value, points and fees generated through direct retail mortgage originations (included in earnings when the loans are securitized or sold) and fees earned in connection with securitization services provided to Strategic Alliance clients.

See "Securitizations - Hedging Interest Rate Risk" for a discussion of the impact of hedging activities on gain on sale of receivables.

Securitizations of home equity loans originated by ContiMortgage/ContiWest represent the largest component of gain on sale of receivables. Revenues from ContiMortgage/ContiWest securitizations were $179.6 million in 1998 compared with $157.5 million in 1997 and $110.2 million in 1996. The gain on sale percentage (i.e., gain as a percentage of ContiMortgage/ContiWest securitization volume) was 2.92% in 1998 compared with 4.56% in 1997 and 5.43% in 1996.

The 1998 growth in ContiMortgage/ContiWest gain on sale of receivables was driven by a 78% increase in securitization volume to $6.1 billion, offset in part by the lower gain on sale percentage. Approximately 30 basis points of the 1998 decrease in gain on sale percentage was attributable to a higher level of premiums paid to acquire loans from wholesale sources. A further decrease of approximately 30 basis points was the result of a narrowing of the spread between the weighted average interest rate on mortgage loans securitized and the pass-through interest rate on securities sold. This was attributable in part to a further flattening of the U.S. Treasury yield curve. Declines in long-term mortgage interest rates exceeded declines in the related pass-through interest rates. The remaining 1998 decrease of approximately 100 basis points resulted largely from the fair value adjustment of ESR retained in connection with securitizations prior to fiscal 1998 due to higher prepayment speeds than those used to determine fair value as of March 31, 1997. On a weighted average basis, the estimated future Conditional (or Constant) Prepayment Rate ("CPR") on ContiMortgage/ContiWest REMICs was increased from approximately 24% at the end of fiscal 1997 to approximately 27% at the end of fiscal 1998. See "Accounting for ESR - Valuation Process and Significant Assumptions" for further discussion of CPR.

The 1997 increase in ContiMortgage/ContiWest gain on sale over the 1996 amount was driven by a 70% increase in securitization volume, offset in part by the lower gain on sale percentage. The decrease in the gain on sale percentage was primarily the result of a tightening in the spread between the weighted average interest rate on mortgage loans securitized and the pass-through interest rate on securities sold. A contributing factor was the flattening of the U.S. Treasury yield curve in fiscal 1997; a decline in long-term mortgage interest rates was accompanied by an increase in the related pass-through interest rates.

Cash flow and gain on sale on ContiMortgage/ContiWest securitizations are reduced by premiums paid to acquire loans from wholesale sources. These premiums increased in 1998, in both absolute terms and as a percentage of loans acquired. In fiscal 1998, premiums paid totaled $253.7 million, compared with $130.9 million in 1997 and $80.5 million in 1996. Cash expended for premiums in 1998 was largely recovered through the sale of IO securities in conjunction with the securitizations and Net Interest Margin Notes ("NIMS") subsequent to securitizations. Proceeds of $85.4 million were generated from IO sales. Fiscal 1998 NIMS sales generated proceeds of $159.7 million.

The Company has taken steps to mitigate its reliance on wholesale loan sources, primarily through the development, including acquisitions, of its retail origination platform. In 1998, the Company's direct retail origination operations represented 19.4% of the Company's total home equity, home improvement and other residential mortgage loan origination volume, up from 7.3% in 1997. In addition to originating loans for inclusion in ContiMortgage/ContiWest securitizations, the Company's retail activities generate cash gains on sale through whole loan sales and origination points and fees. Gain on home equity whole loan sales, origination points and fees increased to $66.6 million in 1998 from $28.6 million in 1997 and $26.9 million in 1996.

Over the past three years, the Company has expanded and diversified its revenue sources beyond the home equity product. Commercial real estate loan sales and securitizations generated gains on sale of $37.1 million in fiscal 1998, up from $16.4 million in 1997 and $3.5 million in 1996. The vast majority of gain on sale resulting from commercial real estate activity is realized in cash upon completion of the transactions. As discussed in "General", the Company has significantly expanded this business and expects that commercial real estate gains on sale, as a percentage of total gains on sale, will continue to increase.

Gain on sale of receivables in connection with automobile loan securitizations was $20.8 million in fiscal 1998 compared with $5.0 million in fiscal 1997 and $1.5 million in 1996. In March 1998, the Company increased its ownership of Triad, its non-prime automobile loan origination subsidiary, from 56% (originally acquired in November 1996) to 100%.

SECURITIZATIONS - HEDGING INTEREST RATE RISK

The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the weighted average interest rate on the securities issued. In the interim period between loan origination and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) would narrow. Upon securitization, this would result in a reduction of the fair value of the retained ESR and the related gain on sale. The Company mitigates this exposure through short sales of U.S. Treasury securities and interest rate futures contracts. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to ContiMortgage/ContiWest securitizations, gain on sale included hedge losses of $11.9 million and $5.4 million in fiscal 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a change in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

EXCESS SPREAD RECEIVABLES

At March 31, 1998 and 1997, the Company's ESR portfolio was comprised of the following :

                                                     March 31,      Percentage       March 31,    Percentage
                                                       1998          of Total          1997        of Total
                                                    ----------      ----------      ----------    ----------
                                                                          (in thousands)
Home equity:
    ContiMortgage/ContiWest                         $  555,884          85.7%       $  344,613       77.4%
    Other servicers                                     37,428           5.8            55,890        12.6
                                                    ----------        ------        ----------      ------
       Total home equity                               593,312          91.5           400,503        90.0
Home improvement                                         7,919           1.2             9,868         2.2
Commercial real estate                                   8,233           1.3             7,966         1.8
Auto                                                    28,223           4.3             7,245         1.6
Leases                                                   8,960           1.4            17,333         3.9
Franchise                                                2,138           0.3             2,090         0.5
                                                    ----------        ------        ----------      ------
       Total ESR portfolio                          $  648,785         100.0%       $  445,005       100.0%
                                                    ==========        ======        ==========      ======

Although ESR does not carry a stated rate of interest, it represents the present value of an estimated stream of future cash flows. Accordingly, over the life of the asset, interest income is accrued and, as a result, ESR is increased. As cash distributions are received, ESR is reduced. The aggregate value of ESR at March 31, 1998 was $648.8 million, compared with $445.0 million at March 31, 1997. This increase includes $381.0 million in connection with fiscal 1998 gain on sale (new securitizations and changes in fair value of prior securitizations) and $52.3 million of accrued interest income, less $69.8 million of cash received. ESR was further reduced by $159.7 million in connection with sale of NIMS securities.

ACCOUNTING FOR ESR - VALUATION PROCESS AND SIGNIFICANT ASSUMPTIONS

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," the fair value of the retained ESR is accounted for as a component of sale proceeds. Consequently, the Company recognizes a gain upon completion of the securitization.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies ESR as "trading securities". As such, they are carried at fair value in the Consolidated Balance Sheets. Unrealized changes in ESR fair value are included in the Company's results of operations (in Gain on sale of receivables) in the period of the change.

The Company has, from time to time, completed sales of ESR, as either sales with limited recourse or NIMS sales. Nevertheless, there is only a limited market for ESR. The Company estimates the fair value of ESR through the application of discounted cash flow analysis, which requires the use of various assumptions. A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized CPR. Estimated future CPR is a significant assumption in the determination of ESR fair value. Additional assumptions include estimated future credit losses and the discount rate. A discount rate of 10% was used to arrive at the fair values presented in the March 31, 1998 and 1997 Consolidated Balance Sheets. The Company continuously monitors the fair value of ESR and reviews the factors expected to influence future CPR and credit losses. If changes in assumptions regarding expected future CPR or credit losses are necessary, ESR fair value is adjusted accordingly.

Both the amount and timing of expected ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayments or credit losses exceed the assumptions used to determine ESR fair value, the ESR carrying value would be reduced through a charge to earnings. (Similarly, actual prepayment or credit losses that are less than the assumptions used to determine ESR fair value, would result in an increase in ESR carrying value and earnings.) Further, assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results.

PREPAYMENT SPEEDS

The following table presents historical data as well as expected future CPR for ContiMortgage/ContiWest related ESR amounts, which represent 86% of the Company's total ESR value at March 31, 1998.

                                                                 REMICS BY YEAR OF ISSUE (A)
                                                                 ---------------------------
                                                                        (IN MILLIONS)
                                                  1994 AND
                                                   EARLIER       1995        1996        1997       1998         TOTAL
                                                  --------       ----        ----        ----       ----         -----
Pool balances:
     Original                                      $ 1,100     $ 1,259     $ 2,030     $ 3,454    $ 6,150      $ 13,993
     At March 31, 1998                             $   334     $   432     $   881     $ 2,112    $ 5,678      $  9,437
Fair value of ESR                                  $    10     $    10     $    27     $   141    $   368      $    556
CPR:
  Actual life-to-date                                20.8%      25.1%       27.8%       29.3%      17.8%         24.8%
  Projected for the remaining
  pool over its estimated remaining life             23.8%      27.9%       28.2%       28.3%      27.0%         27.3%



(a) This table includes ContiMortgage/ContiWest REMICs, based on fiscal years ended March 31.

In developing assumptions regarding expected future CPR, the Company considers a variety of factors, many of which are inter-related. These include, among other things, historical performance, characteristics of borrowers, and market factors that influence competition. For example, historical performance indicates that the rate of prepayments generally increases from a low level shortly after loan origination and peaks in approximately 12 to 15 months. Subsequently, as the loan portfolio "seasons", the level of prepayments generally declines. This is commonly referred to as the prepayment "ramp" or "curve". For the most part, the fiscal 1998 securitizations included in the table have not yet reached the expected peak of the prepayment ramp. Consequently, actual life-to-date CPR for those transactions is lower than that of the prior years' transactions.

The shape of the prepayment curve (i.e., rate of CPR increase, timing of the peak, timing and extent of subsequent decline, absolute CPR levels, etc.) may vary considerably based upon the characteristics of the underlying loans. For example, in recent years prepayment speeds for variable-rate loans have exceeded prepayment rates for fixed-rate loans. Specific terms, such as the existence of prepayment penalties, will further influence prepayment performance. For various reasons, historical performance may not necessarily be indicative of future performance. Nevertheless, it is one of many factors that are considered.

Characteristics of borrowers are an important consideration in determining CPR assumptions. Credit quality and loan-to-value relationships both have an impact on the borrower's capacity to refinance. Improvements in borrowers' credit quality, coupled with an increase in the level of competition among lenders, has created opportunities for borrowers to refinance at advantageous terms, for example, with positive up-front cash flows. Industry competition has intensified, in part the result of technological improvements that enhance the ability of lenders to re-solicit borrowers. The Company's analysis of prepayment performance also considers the historical performance by specific origination source (e.g., individual correspondents, brokers and retail units).

Factors that influence prepayments range from the very broad (e.g., national and regional housing market conditions, lenders' access to low cost financing) to the very specific (e.g., state and local laws regarding the use of prepayment penalties), and the factors identified in this discussion are not all-inclusive.

CREDIT LOSSES

Like prepayment assumptions, there are a variety of factors that the Company considers in determining future credit loss assumptions. Credit losses have a direct impact on ESR cash flows and, consequently, ESR fair value. The review of credit exposure considers historical experience, including frequency of defaults and loss severity (i.e., realized loss as a percentage of liquidated loan principal). Frequency is influenced by borrower credit quality and market conditions that may affect the borrower's ability to perform. Loss severity is influenced by the relationship of loan balances to property value and, more importantly, the length of the foreclosure and liquidation process.

The following table presents historical credit loss information, as well as expected future credit losses, for ContiMortgage/ContiWest REMICs, including loans and properties purchased out of the REMICs. Annual loss rates represent losses as a percentage of average loan principal outstanding, expressed at an annualized rate.

ANNUAL LOSS RATES:
   Weighted average life-to-date                                       0.47%
   Projected over remaining REMIC lives                                0.62%

AGGREGATE LOSSES AS A PERCENT OF ORIGINAL POOL BALANCES:
   Actual life-to-date                                                 0.51%
   Projected over entire life (i.e., historical plus future losses)    1.84%

Estimated future credit losses (undiscounted)                       $185 million

Further information on credit losses is included in Selected Financial Data and "Results of Operations - Defaults and Losses."

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of Liquidity and Capital Resources should be read in conjunction with the separate discussion of Gain on Sale of Receivables and Excess Spread Receivables.

FUNDING REQUIREMENTS

The Company requires continued access to short- and long-term sources of funding. The Company's primary cash requirements include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) premiums paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over-collateralization or reserve account requirements in connection with loans and leases pooled and sold; (v) ongoing administrative and other operating expenses; (vi) payments related to tax obligations; (vii) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds; (viii) the costs of sales under the Company's asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and funding under an agreement to repurchase (the "Repurchase Agreement"), collectively, the "Facilities"; and (ix) the cost of any new acquisitions and subsequent purchase price adjustments on prior acquisitions.

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the majority of the cash representing such gain until it realizes the Excess Spread, which occurs over the actual lives of the loans or other assets securitized. Home equity securitizations are cash flow negative upon their initial execution, primarily as a result of premiums paid to acquire loans from wholesale sources. For ContiMortgage/ContiWest securitizations in fiscal 1998, these premiums totaled $253.7 million and were largely recovered through the sale of IO securities and NIMS totaling $245.1 million.

The Company has taken steps to improve the cash flow characteristics of its business activities. For example, NIMS and IO sales have accelerated the monetization of ESR. The Company has increased the relative contribution of its commercial real estate business which, for the most part, generates cash gain on sale. Development of the Company's retail home equity origination platform provides a source of cash income through whole loan sales and origination points and fees.

Specific cash funding requirements are listed above. In general, cash is required to fund a) operations - to the extent that they generate negative cash flow and b) investments - strategic acquisitions and infrastructure expansion. Operating cash flows consist primarily of the cash components of gross income and expenses and the cash used to fund trade receivables including loans held pending sale or securitization, advances to affiliates and servicing advances.

CASH GROSS INCOME: The principal non-cash components of gross income include gain on sale attributable to retained ESR, capitalized servicing (net of related amortization) and equity in undistributed earnings of less than 50% owned subsidiaries. Interest income includes non-cash interest accrued on ESR. With respect to ESR, however, cash realization occurs through the receipt of cash distributions from the REMICs (or trusts) and NIMS and IO sales.

Total gross income of $660.2 million in fiscal 1998 included cash interest income of $184.2 million, cash servicing income of $52.8 million and other cash income of $16.1 million. Gain on sale, excluding the ContiMortgage/ContiWest securitizations was $132.0 million, of which $109.7 million was realized in cash at the time of the sale or securitization. Net cash flow from ContiMortgage/ContiWest securitizations, taking into consideration proceeds from NIMS sales and, at the time of the securitization, IO sales, was negative $40.0 million. Cash distributions on ESR during fiscal 1998 were $69.8 million. Aggregate cash gross income in fiscal 1998, taking into consideration all of the aforementioned items, was $392.6 million.

CASH EXPENSES: Most of the Company's expenses represent cash outflows. Total expenses in fiscal 1998, excluding non-cash deferred compensation and depreciation and amortization, were $420.7 million.

Trade receivables increased by approximately $180.0 million in fiscal 1998, while trade receivables sold under agreements to repurchase declined by $6.0 million. Thus, cash required to fund the growth in trade receivables in fiscal 1998 was approximately $186.0 million. Cash required to fund acquisitions and infrastructure investments totaled $68.6 million in fiscal 1998.

Aggregate cash required to fund trade receivables growth, acquisitions and infrastructure investments, adjusted for net cash gross income and expenses, was approximately $280.0 million. Other net cash requirements (e.g., taxes, shares repurchased, payments of amounts due affiliates, etc.) totaled approximately $40.0 million. The Company generated cash proceeds of $340.8 million from short-term borrowings and $100.8 million from its common stock offering. The excess of such proceeds over aggregate cash requirements was approximately $122.0 million and is reflected as an increase in cash and cash equivalents in the accompanying Consolidated Balance Sheets. In the normal course of its activities, the Company must maintain sufficient liquidity to finance loan acquisitions by its subsidiaries and Strategic Alliance clients. The increase in cash and cash equivalents was primarily the result of the timing of loan acquisitions. The Company's financing requirements and cash balances will vary considerably on a daily basis.

SOURCES OF LIQUIDITY AND CAPITAL

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under its Facilities, the issuance of shares of common stock, the issuance of long-term debt and short-term borrowed funds.

In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's securitization program. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. At March 31, 1998 $100.9 million of these sales were outstanding. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Another method of generating liquidity from the ESR is through the sale of NIMS, which generated proceeds of $159.7 million in fiscal 1998. Although the Company intends to continue to pursue opportunities to sell ESR, there is only a limited market for such instruments and no assurance can be given that such opportunities will be available in the future.

The Company had $2.8 billion of committed and $3.1 billion of uncommitted sale capacity under the Facilities as of March 31, 1998. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement to repurchase the receivables. The Facilities generally have one year renewable terms (one Purchase and Sale Facility has a two-year term), all of which will expire between June 1998 and April 1999. As of March 31, 1998, the Company had utilized $1.0 billion of the capacity under the Facilities. Although the Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities, there can be no assurance that such financing will be obtainable on as favorable terms, if at all.

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

In February 1998, the Company's Board of Directors authorized the purchase up to one million shares of the Company's outstanding common stock. The purchased shares will be held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan. Through June 9, 1998, the Company repurchased 830,000 shares under the plan at an average cost of $29.05 per share.

On September 9, 1997, the Company initiated a $275 million Commercial Paper Program, supported by an irrevocable direct-pay letter of credit provided by a syndicate of banks. At March 31, 1998, $270.7 million of commercial paper was outstanding.

In anticipation of growth in the Company's operations, additional financing sources will be required. The Company currently has commitments for financing through the unsecured revolving credit facility and, in April 1998, issued $200 million of senior unsecured debt. However, there can be no assurance that the Company will be successful in obtaining additional financing in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing.

See Note 9 to the Consolidated Financial Statements for further discussion of the Company's short- and long-term borrowings. See Note 13 to the Consolidated Financial Statements for further discussion of the Company's sales of assets with recourse and loan warehousing activities.

FINANCIAL POSITION - MARCH 31, 1998 COMPARED WITH MARCH 31, 1997

Trade receivables, net increased $179.8 million from $709.2 million at March 31, 1997 to $889.0 million at March 31, 1998. This increase was primarily due to a $101.4 million increase in receivables held for sale and a $77.2 million increase in other receivables. Receivables held for sale fluctuate based upon the volume of loans originated and the timing of securitizations. The growth in other receivables was primarily due to a $20.3 million increase in REMIC advances for delinquent loans made by ContiMortgage on loans serviced and an increase in receivables from unconsolidated subsidiaries of $47.6 million.

The Company hedges, in part, its interest rate exposure on receivables held for sale and loans and other assets sold, with limited recourse, through the use of futures contracts and short sales of United States Treasury securities. Securities purchased under agreements to resell increased $633.6 million from $224.0 million at March 31, 1997 to $857.6 million at March 31, 1998. Securities sold but not yet purchased increased $622.4 million from $225.1 million at March 31, 1997 to $847.5 million at March 31, 1998. The increases in securities purchased under agreements to resell and securities sold but not yet purchased, which are integral to this hedging strategy, reflect growth in the level of loans and other assets sold with limited recourse or held for sale.

DIVIDEND POLICY

The Company has no current intention to pay cash dividends on its Common Stock. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. Furthermore, covenants in the Company's loan agreements restrict the payment of dividends by the Company. If these covenants are still in place at the time the Company decides to declare a dividend, a waiver from the related lenders would have to be obtained. In addition, there can be no assurance that dividends will be permitted under applicable law.

YEAR 2000

The "Year 2000" issue involves computer programs and applications that were written using two digits (instead of four) to describe the applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant would have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but the impact of non-compliance by certain significant counterparties, including Strategic Alliances. The Company has undertaken an assessment to determine the anticipated costs and remediation of the systems and applications, either its own or those of material business counterparties, to make them Year 2000 compliant. These efforts are being coordinated by a task force whose members include the Company's senior management and information technology, finance, accounting and legal staffs, supported by external consultants. At this time, the Company estimates that the cost of its Year 2000 remediation will be approximately $5.0 million. This estimate is subject to change as the project progresses. The Company expects to implement a solution to the Year 2000 issue by March 31, 1999. The Company presently believes, based on the information obtained during its assessment of the Year 2000 issue, that the matter will not have a material adverse impact on its computer systems or operations. The Company will, however, reassess the expected cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the modification, testing and implementation phases of its Year 2000 conversion effort.

COMPETITION

The home equity lender market is highly competitive. The Company faces competition from other consumer finance lenders, mortgage lenders, mortgage brokers, commercial banks, mortgage banks, large securities firms, smaller boutique securities firms, credit unions, thrift institutions, credit card issuers and finance companies. Some of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, terms provided and interest rates charged to borrowers. Heightened competition could contribute to higher prepayments. In addition, the current level of gains realized by the Company and its competitors on the sale of their home equity loans could attract additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's future loan sales. Although the Company has recently diversified its origination capabilities with the acquisition of home equity companies with retail capabilities, wholesale loans are expected to remain a significant part of the Company's home equity loan production program. As a purchaser of wholesale loans, the Company is exposed to fluctuations in the volume and cost of wholesale loans resulting from competition from their purchasers of such loans, market conditions and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONTIFINANCIAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants....................................  41

Consolidated Balance Sheets as of March 31, 1998 and 1997...................  42

Consolidated Statements of Income for the Years Ended March 31, 1998, 1997
   and 1996.................................................................  43

Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended March 31, 1998, 1997 and 1996......................................  44

Consolidated Statements of Cash Flows for the Years Ended March 31, 1998,
   1997 and 1996............................................................  45

Notes to Consolidated Financial Statements..................................  47

                               ARTHUR ANDERSEN LLP



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of ContiFinancial Corporation:

We have audited the accompanying consolidated balance sheets of ContiFinancial Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ContiFinancial Corporation and its subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP

New York, New York
May 15, 1998

                           CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                          as of March 31, 1998 and 1997
                         (in thousands, except share data)

                                                              MARCH 31,
                                                       ------------------------
                                                          1998          1997

                                           ASSETS
Cash and cash equivalents                              $  173,588    $   51,200
Restricted cash                                             1,147           464
Securities purchased under agreements to resell           857,649       223,962
Trade receivables:
   Receivables held for sale                              726,990       625,545
   Other receivables                                      164,600        87,353
   Allowance for loan losses                               (2,685)       (3,747)
                                                       ----------    ----------
Total trade receivables, net                              888,905       709,151
                                                       ----------    ----------
Interest-only and residual certificates                   648,785       445,005
Capitalized servicing rights                               74,292        29,353
Premises and equipment, net of accumulated
  depreciation of $7,951 and $4,298 as of
  March 31, 1998 and 1997, respectively                    18,887         7,789
Cost in excess of equity acquired                          55,738        48,200
Equity investments in unconsolidated subsidiaries          53,660         4,080
Other assets                                               35,928        26,594
                                                       ----------    ----------
Total assets                                           $2,808,579    $1,545,798
                                                       ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                       $   91,179    $   71,060
Securities sold but not yet purchased                     847,470       225,131
Trade receivables sold under agreements to repurchase     245,556       251,539
Due to affiliates                                             163        36,367
Short-term debt                                           366,104        25,299
Taxes payable                                              81,190        16,710
Long-term debt                                            499,553       498,817
Other liabilities                                          30,427        11,803
                                                       ----------    ----------
Total liabilities                                       2,161,642     1,136,726
                                                       ----------    ----------
Commitments and contingencies
Minority interest in subsidiaries                             629         1,288
                                                       ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock (par value $0.01 per share;
    25,000,000 shares authorized; none issued at
    March 31, 1998 and 1997)                                   --            --
   Common stock (par value $0.01 per share;
    250,000,000 shares authorized; 47,657,539 and
    44,390,335 shares issued at March 31, 1998 and
    1997, respectively)                                       477           444
   Paid-in capital                                        399,776       295,029
   Retained earnings                                      262,956       128,652
   Treasury Stock (201,209 and 27,931 shares of
    common stock, at cost, at March 31, 1998 and 1997,
    respectively)                                          (5,794)         (586)
   Deferred compensation                                  (11,107)      (15,755)
                                                       ----------    ----------
Total stockholders' equity                                646,308       407,784
                                                       ----------    ----------
Total liabilities and stockholders' equity             $2,808,579    $1,545,798
                                                       ==========    ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
                for the years ended March 31, 1998, 1997 and 1996
                        (in thousands, except share data)

                                                                               YEARS ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                       1998            1997           1996
                                                                    -----------    -----------    -----------
Gross income:
   Gain on sale of receivables                                      $   311,606    $   210,861    $   146,529
   Interest                                                             236,494        161,402         91,737
   Net servicing income                                                  90,509         46,340         29,298
   Other income                                                          21,553          9,227          4,252
                                                                    -----------    -----------    -----------
         Total gross income                                             660,162        427,830        271,816
                                                                    -----------    -----------    -----------
Expenses:
   Compensation and benefits                                            161,992         82,170         52,203
   Interest                                                             165,904        120,636         74,770
   Provision for loan losses                                              5,668          3,043            285
   General and administrative                                           101,633         44,940         18,022
                                                                    -----------    -----------    -----------
         Total expenses                                                 435,197        250,789        145,280
                                                                    -----------    -----------    -----------
Income before income taxes and minority interest                        224,965        177,041        126,536
Income taxes                                                             91,149         71,341         49,096
                                                                    -----------    -----------    -----------
Income before minority interest                                         133,816        105,700         77,440
Minority interest in subsidiaries                                          (488)          (304)         3,310
                                                                    -----------    -----------    -----------
Net income                                                          $   134,304    $   106,004    $    74,130
                                                                    ===========    ===========    ===========

Basic earnings per common share (pro forma for 1996)                $      2.90    $      2.44    $      2.01
                                                                    ===========    ===========    ===========

Diluted earnings per common share (pro forma for 1996)              $      2.86    $      2.40    $      2.00
                                                                    ===========    ===========    ===========
Basic weighted average number of shares
  outstanding (pro forma for 1996)                                   46,330,810     43,361,253     36,942,363
                                                                    ===========    ===========    ===========
Diluted weighted average number of shares
  outstanding (pro forma for 1996)                                   46,992,449     44,152,343     37,050,165
                                                                    ===========    ===========    ===========

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                CONTIFINANCIAL CORPORATION
                Consolidated Statements of Changes in Stockholders' Equity
                     for the years ended March 31, 1998, 1997 and 1996
                            (in thousands, except share data)

                                       NUMBER OF SHARES                                                              TOTAL
                                        OF COMMON STOCK    COMMON    PAID-IN  RETAINED  TREASURY    DEFERRED      STOCKHOLDERS'
                                       ISSUED   TREASURY    STOCK    CAPITAL  EARNINGS    STOCK    COMPENSATION      EQUITY
                                       -----    --------   ------    -------  --------    -----    ------------   -------------
Balance at March 31, 1995              3,100        --   $     1    $ 34,000  $ 33,914  $      --   $      --      $  67,915
Capital contribution                      --        --        --      10,000        --         --          --         10,000
Net income for the period from
   April 1, 1995 to February 8, 1996      --        --        --          --    51,482         --          --         51,482
Cash dividend paid                        --        --        --          --      (305)        --          --           (305)
                                  ----------   -------   -------    --------  --------  ---------   ---------     ----------
Balance at February 8, 1996            3,100        --         1      44,000    85,091         --          --        129,092
Reorganization:
   Transfer of stock                  (3,100)       --        (1)         --        --         --          --             (1)
   Common stock issued            35,918,421        --       359      84,732   (85,091)        --          --             --
Common stock issued in public
    offering                       7,130,000        --        72     138,041        --         --          --        138,113
Issuance of restricted stock       1,330,532        --        13      27,928        --         --     (27,941)            --
Net income for the period
  from February 9, 1996 to
  March 31, 1996                          --        --        --          --    22,648         --          --         22,648
Amortization of deferred
  compensation                            --        --        --          --        --         --       4,967          4,967
                                  ----------   -------   -------    --------  --------  ---------   ---------     ----------
Balance at March 31, 1996         44,378,953        --       444     294,701    22,648         --     (22,974)       294,819
Net income                                --        --        --          --   106,004         --          --        106,004
Exercise of options                   11,382        --        --         240        --         --          --            240
Forfeiture of restricted stock            --    33,931        --          --        --       (712)        712             --
Restricted stock awards                   --    (6,000)       --          88        --        126        (214)            --
Amortization of deferred
 compensation                             --        --        --          --        --         --       6,721          6,721
                                  ----------   -------   -------    --------  --------  ---------   ---------     ----------
Balance at March 31, 1997         44,390,335    27,931       444     295,029   128,652       (586)    (15,755)       407,784
Net income                                --        --        --          --   134,304         --          --        134,304
Common stock issued in
 public offering                   3,220,000        --        32     100,746        --         --          --        100,778
Repurchase of common stock                --   193,700        --          --        --     (5,636)         --         (5,636)
Exercise of options                   47,204        --         1         994        --         --          --            995
Forfeiture of restricted stock            --    15,978        --          --        --       (335)        335             --
Restricted stock awards                   --   (36,400)       --         364        --        763      (1,127)            --
Amortization of deferred
 compensation                             --        --        --       2,643        --         --       5,440          8,083
                                  ----------   -------   -------    --------  --------  ---------   ---------     ----------
Balance at March 31, 1998         47,657,539   201,209   $   477    $399,776  $262,956  $  (5,794)  $ (11,107)    $  646,308
                                  ==========   =======   =======    ========  ========  =========   =========     ==========

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                for the years ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                               YEARS ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                       1998            1997           1996
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                       $   134,304    $   106,004    $    74,130
   Adjustments to reconcile net income to net cash used
    in operating activities:

      Amortization of deferred compensation                               5,440          6,721          4,967
      Depreciation and amortization                                       9,106          4,536          1,690
      Equity in earnings of unconsolidated subsidiaries (net of
       dividends received)                                               (4,919)            --             --
      Minority interest in subsidiaries                                    (488)          (304)         3,310
      Provision for deferred taxes                                       72,449          5,680          3,830
      Provision for loan losses                                           5,668          3,043            285
   Net changes in operating assets and liabilities:
      (Increase) decrease in restricted cash                               (683)           156            140
      (Increase) decrease in receivables held for sale:
         Originations and purchases                                 (35,681,653)   (16,094,071)   (12,532,051)
         Sales and principal repayments                              35,581,823     15,774,222     12,304,078
      Increase in other receivables                                     (78,071)       (34,858)       (33,924)
      Increase in interest-only and residual certificates              (203,780)      (150,701)      (150,187)
      Increase in capitalized servicing rights                          (44,939)       (17,664)       (11,689)
      Increase (decrease) in accounts payable                            17,359         (5,612)        30,786
      (Increase) in securities purchased under
         agreements to resell less the increase in securities
         sold but not yet purchased                                     (11,348)           315          3,887
      Increase (decrease) in trade receivables sold under
         agreements to repurchase                                        (5,983)       251,539             --
      Increase in taxes payable                                           6,613         13,520            570
      Other, net                                                            844        (15,950)          (279)
                                                                    -----------    -----------    -----------
         Net cash used in operating activities                         (198,258)      (153,424)      (300,457)
                                                                    -----------    -----------    -----------
Cash flows from investing activities:
      Acquisitions of majority owned subsidiaries
       (net of cash acquired)                                           (10,315)       (28,277)       (34,600)
      Acquisitions of minority owned subsidiaries                       (44,385)            --             --
      Purchase of property and equipment, net
                                                                        (13,922)        (3,535)        (2,643)
                                                                    -----------    -----------    -----------
         Net cash used in investing activities                          (68,622)       (31,812)       (37,243)
                                                                    -----------    -----------    -----------

                                                                                                  (continued)

                           CONTIFINANCIAL CORPORATION
                Consolidated Statements of Cash Flows, continued for the years ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                               YEARS ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                       1998            1997           1996
                                                                    -----------    -----------    -----------
Cash flows from financing activities:
      Increase (decrease) in due to affiliates, net                     (48,156)        17,972        (94,451)
      Increase (decrease) in notes payable to affiliates                     --       (324,000)       324,000
      Increase in short-term borrowed funds                             340,573         25,000             --
      Increase in long-term debt                                            714        498,423             --
      Proceeds from exercise of employee stock options                      995            240             --
      Debt issuance costs                                                    --        (12,982)            --
      Other, net                                                             --           (696)            --
      Repurchase of common stock                                         (5,636)            --             --
      Net proceeds from public common stock offerings                   100,778             --        138,113
      Dividends paid                                                         --             --           (305)
                                                                    -----------    -----------    -----------
          Net cash provided by financing activities                     389,268        203,957        367,357
                                                                    -----------    -----------    -----------
Net increase in cash and cash equivalents                               122,388         18,721         29,657
Cash and cash equivalents at beginning of  year                          51,200         32,479          2,822
                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of year                            $   173,588    $    51,200    $    32,479
                                                                    ===========    ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

For the year ended March 31, 1996, Continental Grain Company forgave intercompany debt of $10,000 and such amount was capitalized as a capital contribution.


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

ContiFinancial Corporation ("ContiFinancial" or the "Company") was incorporated in Delaware on September 29, 1995. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and results of operations. Actual results could differ from these estimates.

REORGANIZATION

Prior to February 14, 1996, the consolidated financial statements present the financial condition and results of operations of the Company which includes its directly wholly-owned subsidiaries: ContiSecurities Asset Funding Corp. ("CSAF"), ContiSecurities Asset Funding II, L.L.C. ("CSAF II"), ContiFunding Corporation ("CFC"), ContiTrade Services L.L.C. ("ContiTrade"), ContiMortgage Corporation ("ContiMortgage"), all Delaware corporations or limited liability companies, and ContiFinancial Services Corporation ("ContiFinancial Services"), a New York corporation.

On February 14, 1996, ContiFinancial completed an initial public offering in the United States and internationally (the "IPO") of approximately 16% of its common stock. In the reorganization that occurred in December 1995 (the "Reorganization"), (i) ContiTrade Services Corporation ("CTSC") transferred certain of its businesses (excluding its trade finance business) to ContiTrade and the common stock of its subsidiaries, ContiMortgage and ContiFinancial Services, and its interest-only and residual certificates to Continental Grain Company ("Continental Grain") and (ii) Continental Grain transferred all of the common stock of ContiMortgage, ContiFinancial Services, CSAF and CFC, all of the members' interest held by it in ContiTrade and CSAF II and the transferred interest-only and residual certificates to ContiFinancial. As a result, ContiFinancial owns all of the common stock or members' interests in ContiTrade, ContiMortgage, ContiFinancial Services, CFC, CSAF and CSAF II (collectively, the "Previous Companies"). Prior to the IPO, both ContiFinancial and the Previous Companies (exclusive of ContiMortgage) were direct or indirect wholly-owned subsidiaries of Continental Grain. On June 19, 1995, CTSC effectively acquired control of the remaining 20% minority interest of ContiMortgage for $34,600.

As a result of the Reorganization, the Company issued 35,918,421 shares of common stock to Continental Grain. Additionally, the Company converted $84,732 of the Previous Companies' retained earnings to paid-in capital.

The March 31, 1996 Consolidated Statement of Income and Consolidated Statement of Changes in Stockholders' Equity include a period prior to the IPO which has been combined to reflect the Reorganization accounted for similar to the pooling of interests method. All material intercompany transactions have been eliminated in the combination. Included are additional charges and liabilities related to expenses incurred by Continental Grain on behalf of the Previous Companies, which historically had not been allocated to the Previous Companies. These charges include corporate service charges from Continental Grain and income taxes (see Note 8).

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

2. NATURE OF BUSINESS

The Company, together with its subsidiaries, engages in the consumer and commercial finance business by originating and servicing home equity loans, commercial real estate loans and non-prime auto loans. The Company also provides financing and asset securitization structuring and placement services to originators of a broad range of loans, leases, receivables and other assets. The Company considers its business to be one operating segment.

Through ContiMortgage and ContiWest Corporation ("ContiWest"), a Nevada corporation organized in fiscal 1997, the Company is an originator, purchaser, seller and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The loans are sold to whole-loan investors or securitized in the form of Real Estate Mortgage Investment Conduits ("REMICs"), owner trusts or grantor trusts. All of the securitized loans are sold on a servicing retained basis. The outstanding principal balance of ContiMortgage's mortgage servicing portfolio at March 31, 1998 and 1997 was $10,135,785 and $6,423,376, respectively. Through ContiTrade and ContiMAP(R), the Company's commercial real estate conduit, the Company finances a wide range of commercial real estate. Through ContiTrade and ContiFinancial Services, the Company provides other originators ("Strategic Alliances") complete balance sheet liability management, including warehouse financing, interest rate hedging services and the structuring and placement of asset portfolios in the form of asset-backed securities. In certain of the Strategic Alliances, the Company receives warrants or warrant-like equity participations ("Strategic Alliance Equity Interests") in the Strategic Alliance client. If such Strategic Alliance Equity Interests develop a readily determinable fair value, the Strategic Alliance Equity Interests will be recorded at fair value. If such value is not determinable, the Strategic Alliance Equity Interests will be recorded at cost adjusted for write downs for impairment as appropriate.

ContiMortgage is subject to minimum capital requirements imposed by the states in which it operates, with the highest being $250. In addition, ContiMortgage is required by the U.S. Department of Housing and Urban Development to maintain minimum capital of $250 plus an amount based on the volume of Federal Housing Authority business. Furthermore, ContiMortgage is required by the Federal National Mortgage Association ("FNMA") to maintain minimum capital of $250 plus 0.20% of the principal balance of the portfolio being serviced for FNMA.

ContiFinancial Services is registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule 15c3-1, under which the ratio of aggregate indebtedness to net capital, as defined, may not exceed 15 to 1. At March 31, 1998, ContiFinancial Services' net capital, as defined, totaled $1,869 which was $1,769 in excess of the SEC regulatory requirement of $100; its ratio of aggregate indebtedness to net capital was .3481 to 1.

The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short- and long-term sources of cash.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME RECOGNITION

See Note 4 for a discussion of "Gain on Sale of Receivables and Interest-Only and Residual Certificates."

Net servicing income consists of fee income and capitalized servicing. The fee income component (which is realized in cash) represents income earned from REMICs and trusts and is based on the level of assets serviced. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by amortization of capitalized servicing from prior securitizations.

Interest income is recorded as earned. Interest income represents the interest earned on the loans and leases ("Receivables") during the warehousing period (the period prior to their securitization) and the accrual of interest income on the interest-only and residual certificates ("ESR"). Receivables are placed on non-accrual status when they become sixty days past due. When a Receivable is classified as non-accrual, the accrual of interest income ceases, and all interest income previously accrued and unpaid on such Receivable is reversed.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid debt instruments purchased with an original maturity of no more than three months to be cash equivalents. Restricted cash includes amounts segregated in connection with the sale of mortgage loans with limited recourse and amounts specifically designated for paydowns of warehouse financing.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD BUT NOT YET PURCHASED

In order to hedge the interest rate risk on loan purchases and commitments, the Company sells short United States Treasury securities which match the duration of the receivables held for sale and purchases the securities under agreements to resell. Securities sold but not yet purchased are recorded on a trade date basis and are carried at their sale amount. Securities purchased under agreements to resell are recorded on a trade date basis and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest. The agreements mature through May 1998 and, as of March 31, 1998, had interest rates ranging from 4.95% to 5.35%. See Note 13 for a discussion of the Company's hedging activities.

RECEIVABLES HELD FOR SALE/TRADE RECEIVABLES SOLD UNDER AGREEMENTS TO
REPURCHASE

Receivables held for sale include mortgages, loans, leases and other assets the Company plans to sell or securitize and other related assets including deposits made with financial institutions. Receivables held for sale are stated at the lower of aggregate cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements, adjusted for deferred hedging gains or losses. The

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

carrying amount of receivables held for sale is a reasonable estimate of fair value based on current pricing of whole-loan transactions.

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some continuing involvement either with the assets transferred or with the transferee. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. In addition, SFAS 125 requires that servicing assets and liabilities be subsequently amortized over their estimated life and assessment of asset impairment be based on such assets' fair value. SFAS 125 was applied to transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this standard did not have a material impact on the Company's results of operations.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to Strategic Alliances to finance their purchase of ESR, advances to unconsolidated subsidiaries, servicing advances, short-term receivables, mortgage loan advances, and accrued interest on loans and other receivables.

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

CAPITALIZED SERVICING RIGHTS

Upon sale or securitization of servicing retained receivables, the fair value associated with the right to service such receivables is capitalized. The Company determines fair value based on the present value of estimated net future cash flows relating to servicing. This consists of servicing fees received relating to sold receivables and prepayment penalties, where applicable, reduced by direct servicing expenses. Capitalized servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income.

The Company capitalized $63,609 and $25,340 of servicing rights during the years ended March 31, 1998 and 1997, respectively. During the same periods, amortization of these assets was $18,670 and $7,676, respectively. At March 31, 1998 and 1997, the carrying value of capitalized servicing rights approximated fair value. The Company periodically reviews capitalized servicing rights for valuation impairment. This review is performed

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, loan-to-value ratio and credit quality. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. As such, the Company does not consider interest rates to be a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

PREMISES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives of the improvements or term of the leases. The estimated useful lives of property and equipment and leasehold improvements are between two to twenty years.

COST IN EXCESS OF EQUITY ACQUIRED

Cost in excess of equity acquired represents the excess of investments in subsidiaries over the net asset value at acquisition, adjusted for subsequent amortization. Amortization is recorded over the estimated useful life of the capitalized asset, usually 25 years, on a straight line basis. The Company evaluates the excess of cost over the equity of businesses acquired for impairment. No impairment losses have been recognized by the Company.

OTHER ASSETS

Other assets is primarily comprised of prepaid expenses, margin and other deposits and deferred bond issuance costs.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which was effective beginning in fiscal 1997. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair value based method of accounting for stock options as compensation expense over the service period (generally the vesting period) as defined in the standard. SFAS 123 requires that if a company continues to account for stock options under Accounting Principles Board ("APB") Opinion No. 25, it must provide pro forma net income and earnings per share information "as if " the new fair value approach had been adopted. The Company continues to account for stock based compensation under APB Opinion No. 25.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


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

PRO FORMA EARNINGS PER COMMON SHARE AND EARNINGS PER COMMON SHARE

Due to the Reorganization and the issuance of common stock in the IPO, basic and diluted earnings per common share for the year ended March 31, 1996 have been computed on a pro forma basis, assuming the Reorganization occurred at the beginning of fiscal 1996. Common shares issued by the Company in the IPO plus the effect of equivalent common shares under the restricted stock awards and stock option plans are included in basic and diluted earnings per common share, as appropriate, from the date of issuance (see Notes 5 and 10).

During fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share" which replaced primary and fully diluted earnings per common share computations with basic and diluted earnings per common share computations. The effects of this statement have been applied to previous years' results.

CONSOLIDATED STATEMENTS OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES

Total interest paid was $164,772, $119,223 and $71,539 for the years ended March 31, 1998, 1997, and 1996, respectively. Total income taxes paid were $59,684, $45,624 and $896 for the years ended March 31, 1998, 1997 and 1996, respectively. Through June 4, 1997, federal income taxes were paid on a current basis to Continental Grain in accordance with the provisions of the tax sharing agreement (see Note 8). As such, these amounts were included in total income taxes paid for the year ended March 31, 1997. Prior to the IPO, federal income taxes were included in due to affiliates, which were not repaid to Continental Grain on a current basis, and as such were not included in total income taxes paid for the year ended March 31, 1996.

RECLASSIFICATIONS

Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


4. GAIN ON SALE OF RECEIVABLES AND INTEREST-ONLY AND RESIDUAL CERTIFICATES

A major source of income for the Company is the recognition of gains in connection with securitizations and whole loan sales. In a typical securitization, the Company sells loans or other assets to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring such assets to a trust, most often a REMIC. The REMIC issues interest-bearing securities that are collateralized by the underlying pool of mortgage loans or other assets, as the case may be. The proceeds are used as consideration to purchase the assets from the Company. Typically, the securities are sold at an amount that is the same (or nearly the same) as the underlying mortgage loan amounts and the Company retains a residual interest that represents its right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the securities sold, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized (the "Excess Spread"). In a securitization, the Company may also sell a portion of this Excess Spread in the form of interest-only securities. In a whole loan sale, the Company recognizes a gain and receives cash upon completion of the transaction. Gain on sale of receivables also includes unrealized gain or losses that result from the quarterly adjustment of ESR to fair value, point and fees generated through direct retail mortgage originations (included in earnings when the loans are securitized or sold) and fees earned in connection with securitization services provided to Strategic Alliance clients.

ESR is realized over the life of the securitization as cash distributions are received from the trust. ESR, reported as "Interest-only and residual certificates" in the accompanying Consolidated Balance Sheets, is the present value of the Excess Spread that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses.

At March 31, 1998 and 1997, the Company's ESR portfolio was comprised of the following:

                                            March 31,     March 31,
                                              1998          1997
                                            ----------   ----------
Home Equity:
    ContiMortgage/ContiWest                 $  555,884   $  344,613
    Other Servicers                             37,428       55,890
                                            ----------   ----------
       Total Home Equity                       593,312      400,503
Home Improvement                                 7,919        9,868
Commercial Real Estate                           8,233        7,966
Auto                                            28,223        7,245
Leases                                           8,960       17,333
Franchise                                        2,138        2,090
                                            ----------   ----------
       Total ESR Portfolio                  $  648,785   $  445,005
                                            ==========   ==========

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


Pursuant to SFAS No. 125, the fair value of the retained ESR is accounted for as a component of sale proceeds. Consequently, the Company recognizes a gain upon completion of the securitization.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies ESR as "trading securities." As such, they are carried at fair value in the Consolidated Balance Sheets. Unrealized changes in ESR fair value are included in the Company's Consolidated Statements of Income (in Gain on sale of receivables) in the period of the change.

The Company has, from or time to time, completed sales of ESR as either sales with limited recourse or Net Interest Margin Notes sales. Nevertheless, there is only a limited market for ESR. The Company estimates the fair value of ESR through the application of discounted cash flow analysis, which requires the use of various assumptions. A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). Estimated future CPR is a significant assumption in the determination of ESR fair value. Additional assumptions include estimated future credit losses and the discount rate. A discount rate of 10% was used to arrive at the fair values as of March 31, 1998 and 1997.

The Company continuously monitors the fair value of ESR and reviews the factors expected to influence future CPR and credit losses. In developing assumptions regarding expected future CPR, the Company considers a variety of factors, many of which are inter-related. These include, among other things, historical performance, characteristics of borrowers (e.g. credit quality and loan-to-value relationships) and market factors that influence competition. If changes in assumptions regarding expected future CPR or credit losses are necessary, ESR fair value is adjusted accordingly.

Both the amount and timing of expected ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayments or credit losses exceed the assumptions used to determine ESR fair value, the ESR carrying value would be reduced through a charge to earnings. (Similarly, actual prepayment or credit losses that are less than the assumptions used to determine ESR fair value, would result in an increase in ESR carrying value and earnings.) Further, assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


The following table presents historical data as well as expected future CPR for ContiMortgage/ContiWest related ESR, which represent 86% of the Company's total ESR value at March 31, 1998.

(IN MILLIONS)

                                                                     REMICS BY YEAR OF ISSUE (A)

                                                   1994 AND
                                                    EARLIER       1995        1996       1997        1998          TOTAL
                                                    --------     -------     -------    -------     -------        -----
Pool balances:
     Original                                        $ 1,100     $ 1,259     $ 2,030    $ 3,454     $ 6,150      $13,993
     At March 31, 1998                               $   334     $   432     $   881    $ 2,112     $ 5,678      $ 9,437
Fair value of ESR                                    $    10     $    10     $    27    $   141     $   368      $   556
CPR:
  Actual life-to-date                                  20.8%       25.1%       27.8%      29.3%       17.8%        24.8%

  Projected for the remaining pool
   over its estimated remaining life                   23.8%       27.9%       28.2%      28.3%       27.0%        27.3%


(a) This table includes ContiMortgage/ContiWest REMICs, based on fiscal years ended March 31.

Like prepayment assumptions, there are a variety of inter-related factors that the Company considers in determining future credit loss assumptions, such as historical experience, default frequency, loss severity and the length of the foreclosure and liquidation process. The following table presents historical credit loss information, as well as expected future credit losses, for ContiMortgage/ContiWest REMICs, including loans and properties purchased out of the REMICs. Annual loss rates represent losses as a percentage of average loan principal outstanding, expressed at an annualized rate.

ANNUAL LOSS RATES:

   Weighted average life-to-date                                      0.47%
   Projected over remaining REMIC lives                               0.62%

AGGREGATE LOSSES AS A PERCENT OF ORIGINAL POOL BALANCES:

   Actual life-to-date                                                0.51%
   Projected over entire life (i.e., historical plus future losses)   1.84%

Estimated future credit losses (undiscounted)                      185 million

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


5. STOCKHOLDERS' EQUITY

On June 4, 1997, the Company completed a primary offering of 2,800,000 shares of common stock; an additional 420,000 shares were issued to cover over-allotments. The proceeds of the offering to the Company, net of expenses and underwriting discount, were $100.8 million. The net proceeds were used for general corporate purposes including funding loan originations and purchases, supporting securitization transactions (including the retention of ESR), supporting other working capital needs and financing certain strategic acquisitions. The offering reduced Continental Grain's ownership of the Company from 81% to 75% and caused the vesting of certain outstanding employee stock options.

The following table presents a reconciliation of basic and diluted earnings per common share .

                                                                                YEAR ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                       1998            1997           1996*
                                                                    -----------    -----------    -----------
Net income                                                          $   134,304    $   106,004    $    74,130
                                                                    ===========    ===========    ===========
Basic weighted average number of shares
  outstanding                                                        46,330,810     43,361,253     36,942,363
Adjustments for dilutive shares outstanding:
   Restricted shares                                                    194,190        246,576         34,352
   Options                                                              467,449        544,514         73,450
                                                                    -----------    -----------    -----------
Diluted weighted average number of shares outstanding                46,992,449     44,152,343     37,050,165
                                                                    ===========    ===========    ===========

Earnings per common share:
     Basic                                                          $      2.90    $      2.44    $      2.01
                                                                    ===========    ===========    ===========
     Diluted                                                        $      2.86    $      2.40    $      2.00
                                                                    ===========    ===========    ===========

* Amounts for the year ended March 31, 1996 are pro-forma. The weighted average number of shares outstanding are presented as if the Reorganization occurred at the beginning of the year.

Options to purchase 295,000 and 347,319 shares of common stock, at weighted average strike prices of $31.78 and $30.88 were outstanding during the third and fourth quarters of fiscal 1998, respectively, but were not included in the computation of diluted earnings per share as they were antidilutive.

In February 1998, the Company's Board of Directors authorized the purchase up to one million shares of the Company's outstanding common stock. The purchased shares will be held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan (the "Stock Plan"). During fiscal 1998, the Company repurchased 193,700 shares under the plan at an average cost of $29.07 per share.

6. ALLOWANCE FOR LOAN LOSSES

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

The allowance for loan losses and related additions and deductions to the allowance for the years ended March 31, 1998, 1997 and 1996, were as follows:

                   Balance at                                            Reversals
Year Ended         Beginning       Acquired from   Additions Charged         and         Balance at End
 March 31,          of Year        Acquisitions       to Expenses        Charge-offs         of Year
----------         ----------      -------------   -----------------     -----------     ---------------
1998                  $3,747          $  654             $5,668            $(7,384)           $2,685
1997                   1,824           1,547              3,043             (2,667)            3,747
1996                   1,808              --                285               (269)            1,824


7. ACQUISITIONS

On November 8, 1996, the Company purchased 100% of the outstanding stock of California Lending Group, Inc., d/b/a United Lending Group ("ULG"), a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States.

On November 15, 1996 ContiMortgage purchased 100% of Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), a California-based wholesale and retail originator of fixed and adjustable rate home equity loans.

On November 21, 1996, the Company purchased 53.5% of the common stock of Triad Financial Corporation ("Triad"), an additional 2.5% of the common stock in January 1997 and the remaining 44% of the common stock in March 1998. Triad is a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles.

On December 16, 1996 ContiMortgage purchased 100% of the outstanding stock of Resource One Consumer Discount Company, Inc. ("Resource One"), a
Pennsylvania-based home equity lender specializing in retail origination via direct mail, television, and telemarketing.

On October 1, 1997, ContiMortgage purchased 100% of the equity of Fidelity Mortgage Decisions Corporation ("Fidelity"). Fidelity, headquartered in Lincolnshire, Illinois, is a wholesale and retail originator of fixed and adjustable rate home equity loans.

On January 8, 1998, ContiMortgage purchased 100% of the equity of Crystal Mortgage Company, Inc. ("Crystal") and its subsidiary Lenders M.D., Inc. ("Lenders"). Crystal is a retail mortgage broker and Lenders is a mortgage bank. Both Crystal and Lenders are based in Amherst, Ohio, and work together to originate conforming and non-conforming mortgage loans.

ULG, Royal, Triad, Resource One, Fidelity and Crystal are collectively referred to as the "Acquisitions". In each case the companies acquired were former Strategic Alliances or ContiMortgage loan origination sources. These transactions have been accounted for as purchases, and the results of operations have been included in the Company's results of operations since the effective acquisition dates. The aggregate purchase price of the Acquisitions during fiscal 1998 and 1997 was approximately $11,000 and $38,000, respectively. As a result of the Acquisitions, approximately $9,000 and $35,000 of cost in excess of equity acquired was recorded during fiscal 1998 and 1997, respectively, which is being amortized on a straight-line basis over a 25 year useful life. Certain acquisitions' terms provide for payments which are contingent upon future earnings or employment of

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


key management. Such contingent payments will be recorded as additions to cost in excess of equity acquired or compensation as is appropriate.

In April 1998, the Company acquired, for approximately $18,000, a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Keystone is an originator and servicer of commercial mortgage loans.

On December 5, 1997, the Company acquired, for approximately $30,000, 24% of the equity of Empire Funding Holding Corporation ("EFHC") with an option to acquire additional shares of EFHC at a later date. EFHC, a newly formed entity, owns 100% of Empire Funding Corp. ("Empire"). Empire, headquartered in Austin, Texas, specializes in originating, servicing and securitizing high loan-to-value home improvement loans. This investment is accounted for using the equity method and the Company's appropriate share of EFHC's results of operations have been included in the Company's Consolidated Statements of Income in "Other Income" beginning December 5, 1997. Upon the closing of the acquisition, Continental Grain, exchanged a warrant for a 25% equity interest in Empire for a 25% equity interest in EFHC.

During fiscal 1998, the Company made other equity investments in unconsolidated subsidiaries totaling approximately $15,000.

8. RELATED PARTY TRANSACTIONS

DUE FROM AFFILIATES

Included in other receivables as of March 31, 1998, was $46,922, of amounts due from affiliates primarily consisting of a subordinated loan, financed residuals and related interest receivable.

DUE TO AFFILIATES

Prior to the IPO, Continental Grain provided the Company with financing to support its operations. In connection with the IPO, this financing was replaced with term notes payable to Continental Grain. As of March 12, 1997, in conjunction with the Company's $200 million term debt issue (see Note 9), the Company's term notes payable to Continental Grain were paid in full. Interest expense for the years ended March 31, 1997 and 1996 includes $18,598 and $22,635, respectively, in connection with the Company's obligations to Continental Grain.

On February 14, 1996, the Company entered into an agreement with Continental Grain (the "Services Agreement") under which Continental Grain provides the Company with certain corporate services through March 31, 1999 and on a year-to-year basis thereafter.

AFFILIATE CHARGES

Continental Grain incurs certain general and administrative expenses on behalf of the Company. Expenses directly attributable to the Company, such as occupancy and communication charges, are directly charged to the Company. On February 14, 1996, Continental Grain and the Company entered into a sublease agreement with subsequent amendments (the "Sublease Agreement") for the utilization of the facilities leased from Continental Grain. The Sublease Agreement requires an annual payment of approximately $1,209 through the year 2000. The determination of other general and administrative expenses incurred by Continental Grain and applicable to

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


the Company is based first, on identifying specific expenses that are directly attributable to its operations and second, on estimating that portion of general and administrative expenses of Continental Grain used to support the operations of the Company based on the service hours attributable to the Company and the asset base of the Company. Management believes that the method of allocation of general and administrative expenses is reasonable. The amount of such indirect expenses charged to the Company was $2,138, $1,749 and $1,907 for the years ended March 31, 1998, 1997 and 1996, respectively.

TAX SHARING AGREEMENT

Effective June 4, 1997, upon the completion of the primary offering of common stock, Continental Grain's ownership of the Company decreased from 81% to 75%. Consequently, from that date, the Company was no longer included in Continental Grain's consolidated U.S. Federal tax return. With respect to the periods prior to the June 4, 1997 offering, the Company's Federal taxes were determined in accordance with the tax sharing agreement (the "Tax Sharing Agreement") between the Company and Continental Grain. On February 14, 1996, Continental Grain and the Company entered into the Tax Sharing Agreement which (i) defines their respective rights and obligations with respect to Federal, state, local and all other taxes for all taxable periods both prior to and after the IPO and (ii) governed the conduct of all audits and other tax matters relating to the Company. Pursuant to the Tax Sharing Agreement, the Company was charged or credited for its Federal income tax liability or refund that would have been payable or received by the Company for such year, or portion thereof, determined as if the Company had filed a separate Federal income tax return computed in accordance with prevailing Federal income tax laws and regulations as applied to the Company as if it were a separate taxpayer.

EMPLOYEE BENEFITS ALLOCATION AGREEMENT

On February 14, 1996, Continental Grain and the Company entered into an employee benefits allocation agreement (the "Employee Benefits Allocation Agreement") which permitted the Company's employees to continue to participate in the Continental Grain employee benefit plans. The cost of the Company's employees' participation in these programs was allocated to the Company based on the actual cost of benefit accruals and an allocated cost of administration of the plans and overhead. Effective April 1, 1998, the Company discontinued its participation in the Continental Grain health care plan and obtained independent coverage. Effective July 1, 1998, the Company will discontinue participation in the pension plan (see Note 10).

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)

9. DEBT

Short-term and long-term debt at March 31, 1998 and 1997 consisted of the following:

                                                 March 31,       March 31,
                                                   1998            1997
                                                -----------     -----------
Short-term debt:
   Commercial paper                             $   270,708     $        --
   Revolving Credit Facility                         95,000          25,000
   Current portion of long-term debt                    396             299
                                                -----------     -----------
Total short-term debt                           $   366,104     $    25,299
                                                ===========     ===========
Long-term debt:
   8 3/8% Senior Notes, $300 million
    face amount, due 2003                       $   299,295     $   299,194
   7 1/2% Senior Notes, $200 million
    face amount, due 2002                           199,412         199,288
   Capitalized lease                                    846             335
                                                -----------     -----------
Total long-term debt                            $   499,553     $   498,817
                                                ===========     ===========

On August 14, 1996, the Company issued $300 million of unsecured senior notes (the "8 3/8% Senior Notes") due August 15, 2003. Proceeds to the Company, net of underwriting fees, market discount and other costs were $287,742. Interest on these notes is payable semi-annually on February 15 and August 15 commencing February 15, 1997. The 8 3/8% Senior Notes are redeemable as a whole or in part, at the option of the Company, at any time or from time to time at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

On March 12, 1997, the Company issued $200 million of unsecured senior notes (the "7 1/2% Senior Notes") due March 15, 2002 (together with the 8 3/8% Senior Notes, the "Senior Notes"). Proceeds to the Company, net of underwriting fees, market discount and other costs were $197,700. Interest on these notes is payable semi-annually on March 15 and September 15 commencing September 15, 1997.

On April 2, 1998, the Company issued $200 million of 8.125% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs were $188,264. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

The Senior Notes are equal in right of payment with all existing and future senior indebtedness of the Company and will be senior in right of payment to all future subordinated indebtedness of the Company.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


The Company is required to comply with various operating and financial covenants as set forth in the agreements governing the issuance of the Senior Notes. Among other restrictions, the Company must comply with limitations on indebtedness and restricted payments.

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility (the "Revolving Credit Facility"). The three-year Revolving Credit Facility has several interest rate pricing alternatives, including the prime rate, London Inter-Bank Offered Rates ("LIBOR") and federal funds rate. The amount available under the Revolving Credit Facility is formula-driven, based on certain of the Company's consolidated assets. The weighted average interest rate on the Revolving Credit Facility was 6.57% for fiscal 1998 and the rate in effect on March 31, 1998 was 8.23%.

On September 9, 1997, the Company initiated a $275 million one year renewable unsecured Commercial Paper Program ("Commercial Paper Program") backed by an irrevocable direct-pay letter of credit that is being provided by a syndicate of banks. The weighted average interest rate on the Commercial Paper Program was 5.62% for fiscal 1998 and the rate in effect on March 31, 1998 was 5.60%.

10. EMPLOYEE BENEFITS

The Company's employees were previously included in Continental Grain's various employee benefits programs, and the Company reimbursed Continental Grain for the actual cost of benefit accruals and an allocable cost of administration and overhead. Effective April 1, 1998, the Company discontinued its participation in Continental Grain's health care plan and obtained independent coverage. Effective July 1, 1998, the Company will discontinue participation in Continental Grain's pension plan and will institute the ContiFinancial Employee Savings Plan.

The previous Continental Grain pension plan covered salaried employees and provided benefits that were generally based on a percentage of the employee's salary during the five years before retirement. Continental Grain's funding policy for these plans was generally to make the minimum annual contribution required by applicable regulations. Pension costs charged to the Company by Continental Grain were $465, $374 and $118 for the years ended March 31, 1998, 1997 and 1996, respectively.

In fiscal 1997 and 1996, post-retirement health care coverage under Continental Grain's Salaried Health Care Plan was available on a cost sharing basis to retired employees. Post-retirement health care costs were $419 and $680 for fiscal 1997 and 1996, respectively. The Company's participation in this plan ceased in 1998 and, consequently, no post-retirement health care costs were expensed during the year ended March 31, 1998.

The Company has in effect an incentive compensation program which is a formula plan based on pre-tax income targets. Incentive compensation for the years ended March 31, 1998, 1997 and 1996 was $31,252, $24,580 and $27,986, respectively.

Upon acquisition of ULG, the Company established a long-term incentive plan for certain key employees of ULG. The program is a formula plan based on after-tax income. The Company recognized $3,609 and $200 in expense for this plan for the years ended March 31, 1998 and 1997, respectively.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


1995 LONG-TERM STOCK INCENTIVE PLAN

The Company has adopted the Stock Plan pursuant to which the Company is authorized to grant certain key employees 5,437,895 of options and restricted stock. In fiscal 1998, 1997 and 1996, the Company granted stock options and restricted stock under the Stock Plan.

The Company applies APB Opinion No. 25 and the related interpretations in accounting for the Stock Plan. In October 1995, the FASB issued SFAS 123. If fully adopted, SFAS 123 would have changed the method for measurement and recognition of stock-based compensation on plans similar to those of the Company. As permitted, the Company elected not to adopt the accounting prescribed by SFAS 123. However, as required, the Company has adopted the disclosure requirements of SFAS 123. Pro forma disclosures as if the Company had adopted the expense recognition requirements under SFAS 123 are presented below.

Stock options granted under the Stock Plan are nonqualified stock options that:
(1) are granted at prices which are equal to the market value of the stock on the date of grant; (2) subject to a grantee's continued employment with the Company, vest at various periods over a three to four year period; and (3) expire ten years subsequent to the award.

A summary of the status of the Company's  stock options as of March 31, 1998,
 1997 and 1996 and the changes during the respective years is presented below:

                                 MARCH 31, 1998              MARCH 31, 1997             MARCH 31, 1996
                            -------------------------   -------------------------   -------------------------
                                         WEIGHTED                    WEIGHTED                    WEIGHTED
                                          AVERAGE                     AVERAGE                     AVERAGE
                             SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                             ------    --------------    ------    --------------    ------    --------------
Outstanding at beginning   2,484,730      $21.41        2,623,500     $21.11               --     $   --
  of year
Granted                    1,053,500       26.38           50,000      35.63        2,623,500      21.11
Exercised                    (47,204)      21.11          (11,382)     21.11               --         --
Forfeited                    (62,211)      22.70         (177,388)     21.11               --         --
                           ---------                    ---------                   ---------
Outstanding at end of
 Year                      3,428,815      $22.91        2,484,730     $21.41        2,623,500     $21.11
                           =========                    =========                   =========
Options exercisable at
 end of year               1,903,252      $21.38          491,946     $21.26          196,763     $21.11
                           =========                    =========                   =========

The fair value of each option granted during fiscal 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero; (2) expected volatility 39.70% for 1998 and 49.75% for 1997 and 1996; (3) risk-free interest rate of 5.85% for 1998, 6.32% for 1997 and 5.05% for 1996 ; (4)
expected life of 3.5 years. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $9.63, $15.33 and $8.78, respectively.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
                (in thousands, except share data and where noted)


Had compensation cost for the Company's fiscal 1998, 1997 and 1996 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1998, 1997 and 1996 would be:


                                 MARCH 31, 1998              MARCH 31, 1997             MARCH 31, 1996
                            -------------------------   -------------------------   -------------------------
                            AS REPORTED     PRO FORMA   AS REPORTED     PRO FORMA   AS REPORTED     PRO FORMA
                            -----------     ---------   -----------     ---------   -----------     ---------
Net income                    $134,304       $131,540    $106,004        $99,730      $74,130        $72,217
Net income per common
share:
        Basic                    $2.90          $2.84       $2.44          $2.30        $2.01          $1.95
        Diluted                  $2.86          $2.80       $2.40          $2.25        $2.00          $1.95

Restricted stock granted under the Stock Plan is recorded as deferred compensation in the Consolidated Statements of Changes in Stockholders' Equity. The deferred compensation is amortized over the vesting period of the restricted stock. The restricted stock vests over a 3 to 4 year period and is subject to the employee's continued employment with the Company. In connection with amortization of deferred compensation, the Company recorded compensation expense of $5,440, $6,721 and $4,967 in fiscal 1998, 1997 and 1996, respectively.

A summary of the status of the Company's restricted stock as of March 31, 1998, 1997 and 1996 and the changes during those years is presented below:

                                 MARCH 31, 1998              MARCH 31, 1997             MARCH 31, 1996
                            -------------------------   -------------------------   -------------------------
                                         WEIGHTED                    WEIGHTED                    WEIGHTED
                                          AVERAGE                     AVERAGE                     AVERAGE
                                           GRANT                       GRANT                       GRANT
                             SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                             ------        -----         ------        -----         ------        -----
Outstanding at beginning
  of year                  1,245,551      $21.07        1,330,532     $21.00               --      $   --
Granted                       36,400       30.99            6,000      35.63        1,330,532       21.00
Forfeited                    (15,978)      21.00          (33,931)     21.00               --          --
Vested and transferable      (12,805)      21.00          (57,050)     21.00               --          --
                           ---------                    ---------                   ---------
Outstanding at end of
  year                     1,253,168      $21.36        1,245,551     $21.07        1,330,532      $21.00
                           =========                    =========                   =========

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
               (in thousands, except share data and where noted)

11. INCOME TAXES

Income taxes included in the Consolidated Statements of Income represent the following:

                                     CURRENT      DEFERRED      TOTAL
                                     -------       -------    -------
Year ended March 31, 1998
   Federal                           $15,687       $59,608    $75,295
   State and local                     3,013        12,841     15,854
                                     -------       -------    -------
                                     $18,700       $72,449    $91,149
                                     =======       =======    =======
Year ended March 31, 1997
   Federal                           $54,137       $ 4,661    $58,798
   State and local                    11,524         1,019     12,543
                                     -------       -------    -------
                                     $65,661       $ 5,680    $71,341
                                     =======       =======    =======
Year ended March 31, 1996
   Federal                           $38,762        $3,278    $42,040
   State and local                     6,504           552      7,056
                                     -------       -------    -------
                                     $45,266       $ 3,830    $49,096
                                     =======       =======    =======

The following table reconciles the "expected" tax provision, computed by applying the U.S. Federal statutory tax rate to income before income taxes and minority interest, to the Company's actual effective tax rate and expense:

                                 MARCH 31, 1998              MARCH 31, 1997             MARCH 31, 1996
                            -------------------------   -------------------------   -------------------------
                                           PERCENT OF                  PERCENT OF                   PERCENT OF
                                            PRE-TAX                     PRE-TAX                      PRE-TAX
                            EARNINGS        AMOUNT      EARNINGS        AMOUNT      EARNINGS          AMOUNT
                            --------        ------      --------        ------      --------          ------
Computed "expected" tax
  provision                  $78,738         35.0%       $61,963         35.0%      $44,288         35.0%
State and local taxes, net
 of related Federal benefit   10,236          4.6%         8,055          4.6%        4,808          3.8%
Other                          2,175          1.0%         1,323          0.7%           --            --
                             -------         ----        -------         ----       -------         ----
   Total                     $91,149         40.6%       $71,341         40.3%      $49,096         38.8%
                             =======         ====        =======         ====       =======         ====

The effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                                    MARCH 31,
                                                                    -----------------------------------------
                                                                       1998            1997           1996
                                                                    -----------    -----------    -----------
Deferred Tax Assets:
   Nondeductible reserves                                           $     5,268    $     1,069    $       982
   Compensation related                                                   4,985          5,136          1,927
   Other                                                                  1,874          2,776            377
Deferred Tax Liabilities:
   Capitalized servicing rights                                         (25,986)       (11,081)        (4,535)
   Interest-only and residual certificates                              (73,531)       (12,942)        (9,813)
   Other                                                                   (217)          (115)           (18)
                                                                    -----------    -----------    -----------
Net deferred tax liability                                          $   (87,607)   $   (15,157)   $   (11,080)
                                                                    ===========    ===========    ===========

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
               (in thousands, except share data and where noted)

12.  COMMITMENTS AND CONTINGENCIES

In addition to utilizing facilities leased by Continental Grain, the Company's operations are conducted from leased facilities located in various areas of the United States. These leases have clauses which provide for increases in rent in the event of increases in real estate taxes and maintenance costs. Rental expense for the years ended March 31, 1998, 1997 and 1996 was $8,595, $3,470 and $1,884, respectively. The Company also has a capital lease on certain machinery and equipment included as part of "Premises and equipment". The future minimum lease payments under the Company's operating and capital leases, are as follows:

                               Operating              Capital
Fiscal Year                      Leases               Leases

1999                          $    13,901            $    495
2000                               13,303                 417
2001                               10,245                 298
2002                                7,625                 143
2003                                6,176                 104
Thereafter                         23,277                  --
                              -----------            --------
                              $    74,527            $  1,457
                              ===========            ========

Less: amounts representing interest                      (215)
                                                     --------
Present value of net minimum lease payments             1,242
Less: current maturities                                 (396)
                                                     --------
Long-term obligation                                 $    846
                                                     ========

LITIGATION

The Company is involved in certain litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

13. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

SALES OF ASSETS WITH RECOURSE

During 1998, 1997 and 1996, the Company utilized agreements with financial institutions (the "Purchasers") to sell, with limited recourse, interests in designated pools of receivables. Under the agreements, the Purchasers have given the Company a right of first refusal to repurchase such receivables prior to third-party sales. Pursuant to the recourse provisions of these agreements, the Company is responsible for losses incurred by the Purchasers on third-party sales of the receivables up to either 5% or 10% of the sale amounts. The agreements are guaranteed by the Company. The Company monitors its exposure associated with these agreements and records recourse provisions as necessary. During 1998, 1997 and 1996, the Company utilized these agreements to sell receivables totaling approximately

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
               (in thousands, except share data and where noted)


$18,680,000, $7,350,000 and $5,671,000, respectively. At March 31, 1998 and
1997, approximately $758,000 and $591,000, respectively, were outstanding and reflected as reductions in Receivables held for sale in the Consolidated Balance Sheets.

During 1997, 1996 and 1995 the Company sold, with limited recourse, interests in certain ESR for $96,545, $54,500, and $50,000, respectively. At March 31, 1998 and 1997 $100,867 and $144,926, respectively, of such sales were outstanding and reflected as reductions in Interest-only and residual certificates in the Consolidated Balance Sheets. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed upon range. The agreements are guaranteed by Continental Grain for an agreed upon fee.

SECURITIZATIONS - HEDGING INTEREST RATE RISK

The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) would narrow. Upon securitization, this would result in a reduction of the fair value of the retained ESR and the related gain on sale. The Company mitigates this exposure through short sales of U.S. Treasury securities and interest rate futures contracts. Hedge gains or losses are initially deferred and subsequently included in gain on sale upon completion of the securitization. With respect to ContiMortgage/ContiWest securitizations, gain on sale included hedge losses of $11,946 and $5,413 in fiscal 1998 and 1997, respectively. These hedging activities help mitigate the risk of absolute movements in interest rates but they do not mitigate the risk of a widening in the spreads between pass-through certificates and U.S. Treasury securities with comparable maturities.

The Company's deferred gains (losses) in connection with hedging activities were as follows:

                                                       At March 31,
                                                  1998              1997
                                                -------           --------
Futures contracts                               $ 1,082           $  2,821
Short sales of  U.S. Treasury securities         (3,088)             4,061
                                                -------           --------
Total                                           $(2,006)          $  6,882
                                                =======           ========

The total principal amount pertaining to sales of U.S. Treasury futures contracts was $543,200 at March 31, 1998 and $364,900 at March 31, 1997. The total principal amount pertaining to short sales of U.S. Treasury securities was $815,060 at March 31, 1998 and $231,947 at March 31, 1997.

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
               (in thousands, except share data and where noted)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of securities purchased under agreements to resell, trade receivables, accounts payable, securities sold but not yet purchased and trade receivables sold under agreements to repurchase. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of the Company's long-term debt approximates fair value when valued using available quoted market prices. As discussed in Note 4, Interest-only and residual certificates are recorded at fair value.

CREDIT RISK

The Company is exposed to on-balance sheet credit risk related to its receivables and Interest-only and residual certificates. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or buy and loans and ESR sold with limited recourse.

The Company utilizes securities purchased under agreements to resell as part of its interest rate management strategy. These instruments expose the Company to credit risk which is measured as the loss the Company would record if counterparties failed to perform pursuant to terms of their contractual obligations and the value of the collateral held, if any, was not adequate to cover such losses. The Company's policy is to take possession of securities purchased under agreements to resell. The Company monitors the market value of the assets acquired to ensure their adequacy as compared to the amount at which the securities will be resold. The Company may require the counterparty to deposit additional collateral or reduce the loan balance when necessary. The interest rate on these instruments depends upon, among other things, the underlying collateral, the term of the agreement and the credit quality of the counterparty. At March 31, 1998, 1997 and 1996, these instruments had a weighted average interest rate of 5.3%, 5.1%, and 4.7%, respectively. The Company transacts these resale agreements primarily with three institutional broker/dealers.

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

As of March 31, 1998 and 1997, the Company had outstanding commitments to extend credit or purchase loans in the amount of $666,380 and $428,234, respectively. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting

                           CONTIFINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (continued)
                          March 31, 1998, 1997 and 1996
               (in thousands, except share data and where noted)


guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

The Company monitors concentrations of credit risk associated with business conducted with financial institutions and minimizes credit risk by avoiding a concentration with any single financial institution. As of March 31, 1998, and 1997 the majority of loans with on-balance sheet and off-balance sheet credit risk were collateralized by properties located throughout the United States.

WAREHOUSING EXPOSURE

The Company utilizes warehouse financing in the form of asset purchase and sale facilities with certain financial institutions and a funding agreement under an agreement to repurchase, collectively the ("Facilities") to facilitate the accumulation of securitizable products prior to securitization. As of March 31, 1998 and 1997, the Company had $2,780,000, and $2,250,000 of committed warehousing, and $3,100,000 and $1,100,000 of uncommitted warehousing, respectively. As of March 31, 1998 and 1997, $1,003,747 and $842,268 respectively, was drawn down. Warehouse commitments are typically for a term of one year or less and are designated to fund only securitizable assets. The majority of the assets remain in the Facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the quarterly results of operations for the years ended March 31, 1998 and 1997:

                                                                                  Three Months Ended
                                                                June 30,       September 30,    December 31,     March 31,
                                                                  1997             1997             1997            1998
                                                                  ----             ----             ----            ----
Gross income                                                   $   134,023      $  158,130     $   177,255     $   190,754
Net income                                                          26,873          34,837          35,140          37,454
Basic earnings per common share                                       0.60            0.74            0.75            0.80

Diluted earnings per common share                              $      0.59      $     0.73     $      0.74     $      0.79


                                                                                  Three Months Ended
                                                                June 30,       September 30,    December 31,     March 31,
                                                                  1996             1996             1996           1997
                                                                  ----             ----             ----           ----
Gross income                                                   $    69,763      $    89,683    $   121,332     $   147,052
Net income                                                          19,433           25,516         29,025          32,030
Basic earnings per common share                                       0.45             0.59           0.67            0.73
Diluted earnings per common share                              $      0.44      $      0.58    $      0.66     $      0.72


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 10 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1998 fiscal year, with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1998 fiscal year, with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 12 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1998 fiscal year, with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 13 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1998 fiscal year, with the Commission.

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

(3) Exhibits

EXHIBIT
   NO.              DESCRIPTION

3.1            Restated Certificate of Incorporation of  the Company (1)
3.2            By-laws of the Company (1)
4.1            Indenture between the Company and the Trustee with form of
               Indenture Note (1)
4.2            Form of Term Note issued by the Company to Continental Grain (1)
4.3            Form of Four Year Note issued by The Company to Continental Grain
               (1)
10.1           Indemnification Agreement between the Company and Continental
               Grain (1)
10.2           Tax Sharing Agreement between the Company and Continental Grain
               (1)
10.3 Employee Benefit Allocation Agreement between the Company and Continental Grain (2)
10.4           Services Agreement between the Company and Continental Grain (1)
10.5           Note Purchase Agreement between the Company and Continental Grain
               (1)
10.6 Common Stock Registration Rights Agreement between the Company and Continental Grain (1)
10.7 Indenture Note Registration Rights Agreement between the Company and Continental Grain (1)
10.8           Sublease Agreement between the Company and Continental Grain (1)
10.9           ContiFinancial Corporation 1995 Long -Term Stock Incentive Plan
               (1)
10.10          ContiFinancial Services Long -Term Incentive Compensation Plan
               (1)
10.11          1997 ContiFinancial Services Division Incentive Compensation Plan
               (1)
10.12          1997 ContiMortgage Corporation Incentive Compensation Plan (1)
10.13          Form of Stock Option Agreement (1)
10.14          Form of Restricted  Stock Award Agreement (1)
10.15 Agreement of Lease between LC/N Keith Valley Limited Partnership I and ContiTrade Services Corporation and amendments thereto (1)
10.16          ContiFinancial Corporation Directors Retainer Fee Plan (1)
10.17 Assignment and Transfer of Excess Spread Receivables between Continental Grain and certain subsidiaries of the Company (1)
10.18          Secured Promissory Note (2)
10.19          Indenture - 83/8 %  Senior Notes due 2003 (3)
10.20          First Amendment to Note Purchase Agreement (4)
10.21          First Supplemental Indenture (5)
10.22          Revolving credit facility-Credit Agreement (6)
10.23          Letter of Credit and Reimbursement Agreement (8)
11.1           Computation of the Company's earnings per common share
12.1           Ratio of Earnings to Fixed Charges
21.1           List of Subsidiaries of the Company
23.2           Consent of Arthur Andersen LLP (2)
23.3           Consent of Arthur Andersen LLP
24.1           Attorneys-In-Fact and Agents for James J. Bigham (2)
24.2           Attorneys-In-Fact and Agents for Paul J. Fribourg (2)
24.3           Attorneys-In-Fact and Agents for John W. Spiegel (2)
24.4           Attorneys-In-Fact and Agents for Donald L. Staheli (2)
24.5           Attorneys-In-Fact and Agents for John P. Tierney (2)
24.6           Attorneys-In-Fact and Agents for Lawrence G. Weppler (2)
24.7           Attorneys-In-Fact and Agents for Daniel J. Willett (2)
24.8           Attorneys-In-Fact and Agents for Michael J. Zimmerman (7)
27.1           Financial Data Schedule for the year-to-date period ended June
               30, 1996
27.2           Financial Data Schedule for the year-to-date period ended
               September 30, 1996
27.3           Financial Data Schedule for the year-to-date period ended
               December 31, 1996
27.4           Financial Data Schedule for the fiscal year ended March 31, 1997
27.5           Financial Data Schedule for the year-to-date period ended June
               30, 1997
27.6           Financial Data Schedule for the year-to-date period ended
               September 30, 1997
27.7           Financial Data Schedule for the year-to-date period ended
               December 31, 1997
27.8           Financial Data Schedule for the fiscal year ended March 31, 1998

-----------------------------

       (1) Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form S-1, File No. 33-98016.

       (2) Incorporated by reference to the exhibit of the same number from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, File No. 1-14074.

       (3) Incorporated by reference to exhibit 10.2 from the Company's quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-14074.

       (4) Incorporated by references to exhibit 10.3 form the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-14074.

       (5) Incorporated by references to exhibit 10.4 form the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-14074.

       (6) Incorporated by reference to exhibit 10.5 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, File No. 1-14074.

       (7) Incorporated by reference to exhibit 24.8 from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-14074.

       (8) Incorporated by reference to exhibit 10.23 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, File No. 1-14074.


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

                              CONTIFINANCIAL CORPORATION


                              By: /s/ James E. Moore
                                 ------------------------------
                                 James E. Moore
                                 President, Chief Executive Officer and Director
                               Date: June 29, 1998

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                            DATE
---------                             -----                            ----

/s/ James E. Moore       President, Chief Executive Officer        June 29, 1998
-----------------------  and Director (Principal Executive
James E. Moore           Officer)


/s/ Daniel J. Willett    Senior Vice President and Chief           June 29, 1998
-----------------------  Financial Officer (Principal
Daniel J. Willett        Financial Officer)


/s/ Dennis G. Sullivan   Vice President and Controller             June 29, 1998
-----------------------  (Principal Accounting Officer)
Dennis G. Sullivan

          *              Director and Chairman of the Board        June 29, 1998
-----------------------
James J. Bigham

          *              Director                                  June 29, 1998
-----------------------
Paul J. Fribourg

          *              Director                                  June 29, 1998
-----------------------
John W. Spiegel

          *              Director                                  June 29, 1998
-----------------------
Donald L. Staheli

          *              Director                                  June 29, 1998
-----------------------
John P. Tierney

          *              Director                                  June 29, 1998
-----------------------
Lawrence G. Weppler

          *              Director                                  June 29, 1998
-----------------------
Michael J. Zimmerman


* By: /s/ James E. Moore
     --------------------------
     James E. Moore
     Attorney-In-Fact

                                    EXHIBIT INDEX

EXHIBIT
   NO.                   DESCRIPTION
-------                  -----------

11.1   Computation of the Company's earnings per common share
12.1   Ratio of Earnings to Fixed Charges
21.1   List of Subsidiaries of the Company
23.3   Consent of Arthur Andersen LLP
27.1   Financial Data Schedule for the year-to-date period ended June 30, 1996
27.2   Financial Data Schedule for the year-to-date period ended September 30,
       1996
27.3   Financial Data Schedule for the year-to-date period ended December 31,
       1996
27.4   Financial Data Schedule for the fiscal year ended March 31, 1997
27.5   Financial Data Schedule for the year-to-date period ended June 30, 1997
27.6   Financial Data Schedule for the year-to-date period ended September 30,
       1997
27.7   Financial Data Schedule for the year-to-date period ended December 31,
       1997
27.8   Financial Data Schedule for the fiscal year ended March 31, 1998