Form 10-Q
period 1998-06-30
CONTIFINANCIAL CORP
filed 1998-08-14
CIK 1002130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

                                     1-14074
                            (Commission File Number)


                           ContiFinancial Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3852588
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

277 Park Avenue
New York, New York                                            10172
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (212) 207-2800 no change
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___


The Company had 46,749,435 shares of common stock outstanding as of August 7, 1998.

                           ContiFinancial Corporation

                                Table of Contents


                                     PART I

                                                                            Page
                                                                            ----

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets .......................................    3
        Consolidated Statements of Income .................................    4
        Condensed Consolidated Statements of Cash Flows ...................    5
        Notes to Unaudited Condensed Consolidated Financial Statements ....    6

Item 2. Management's  Discussion and Analysis of Financial Condition
          and Results of Operations
        General ...........................................................    8
        Selected Financial Data ...........................................   10
        Results of Operations .............................................   12
        Gain on Sale of Receivables and Excess Spread Receivables .........   15
        Liquidity and Capital Resources ...................................   18
        Year 2000 .........................................................   20
        Forward-looking Statements ........................................   21

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   22

                                     PART II

Item 5. Other Information .................................................   23

Item 6. Exhibits and Reports on Form 8-K ..................................   23

Signatures ................................................................   24

                           CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                     as of June 30, 1998 and March 31, 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                  June 30,               March 31,
                                                                                                    1998                   1998
                                                                                                 -----------            -----------
                                             Assets
Cash and cash equivalents ............................................................           $    76,691            $   173,588
Restricted cash ......................................................................                 1,391                  1,147
Securities purchased under agreements to resell ......................................             1,497,668                857,649
Trade receivables:
   Receivables held for sale .........................................................               857,012                726,990
   Other receivables .................................................................               126,602                117,678
   Due from affiliates ...............................................................                45,638                 46,922
   Allowance for loan losses .........................................................                (3,321)                (2,685)
                                                                                                 -----------            -----------
Total trade receivables, net .........................................................             1,025,931                888,905
                                                                                                 -----------            -----------
Interest-only and residual certificates ..............................................               698,188                648,785
Capitalized servicing rights .........................................................                87,209                 74,292
Premises and equipment, net of accumulated depreciation of $9,337
  and $7,951 as of  June 30, 1998 and March 31, 1998, respectively ...................                21,456                 18,887
Cost in excess of equity acquired ....................................................                80,124                 55,738
Equity investments in unconsolidated subsidiaries ....................................                55,035                 53,660
Other assets .........................................................................                43,423                 35,928
                                                                                                 -----------            -----------
         Total assets ................................................................           $ 3,587,116            $ 2,808,579
                                                                                                 ===========            ===========

                             Liabilities and Stockholders' Equity
Liabilities:
Accounts payable .....................................................................           $    89,302            $    91,179
Securities sold but not yet purchased ................................................             1,476,789                847,470
Trade receivables sold under agreements to repurchase ................................               244,757                245,556
Due to affiliates ....................................................................                   218                    163
Short-term debt ......................................................................               341,507                366,104
Taxes payable ........................................................................                76,834                 81,190
Long-term debt .......................................................................               699,304                499,553
Other liabilities ....................................................................                18,870                 30,427
                                                                                                 -----------            -----------
         Total liabilities ...........................................................             2,947,581              2,161,642
                                                                                                 -----------            -----------

Commitments and contingencies
Minority interest in subsidiaries ....................................................                 5,185                    629

Stockholders' equity:
   Preferred stock  (par value $0.01 per share;
     25,000,000 shares authorized; none issued
     at June 30, 1998 and March 31, 1998) ............................................                    --                     --
   Common stock (par value $0.01 per share;
     250,000,000 shares authorized; 47,657,539
    shares issued at June 30, 1998 and
    March 31, 1998, respectively) ....................................................                   477                    477
   Paid-in capital ...................................................................               400,101                399,776
   Retained earnings .................................................................               268,976                262,956
   Treasury Stock (783,104 and 201,209
     shares of common stock, at cost,
     at June 30, 1998 and March 31, 1998,
     respectively) ...................................................................               (22,676)                (5,794)
   Deferred compensation .............................................................               (12,528)               (11,107)
                                                                                                 -----------            -----------
         Total stockholders' equity ..................................................               634,350                646,308
                                                                                                 -----------            -----------
         Total liabilities and stockholders' equity ..................................           $ 3,587,116            $ 2,808,579
                                                                                                 ===========            ===========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
                for the three months ended June 30, 1998 and 1997
                        (in thousands, except share data)
                                   (unaudited)

                                                             Three Months
                                                             Ended June 30,
                                                         1998            1997
                                                     -----------     -----------
Gross income:
   Gain on sale of receivables .................     $    37,572     $    64,340
   Interest ....................................          71,980          49,679
   Net servicing income ........................          26,720          15,973
   Other income ................................           5,844           4,031
                                                     -----------     -----------
         Total gross income ....................         142,116         134,023
                                                     -----------     -----------

Expenses:
   Compensation and benefits ...................          43,324          30,234
   Interest ....................................          55,382          35,863
   Provision for loan losses ...................             722           1,311
   General and administrative ..................          32,511          21,070
                                                     -----------     -----------
         Total expenses ........................         131,939          88,478
                                                     -----------     -----------
Income before income taxes and minority
      interest .................................          10,177          45,545
Income taxes ...................................           4,101          18,641
                                                     -----------     -----------
Income before minority interest ................           6,076          26,904
Minority interest in subsidiaries ..............              56              31
                                                     -----------     -----------
         Net income ............................     $     6,020     $    26,873
                                                     ===========     ===========
Basic earnings per common share ................     $      0.13     $      0.60
                                                     ===========     ===========
Diluted earnings per common share ..............     $      0.13     $      0.59
                                                     ===========     ===========
Basic weighted average number of shares
      outstanding ..............................      46,685,863      44,757,322
                                                     ===========     ===========
Diluted weighted average number of shares
      outstanding ..............................      47,226,533      45,588,626
                                                     ===========     ===========


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                            1998         1997
                                                         ---------    ---------
Net cash used in operating activities ................   $(215,290)   $(109,202)
                                                         ---------    ---------
Cash flows from investing activities:
      Acquisitions of majority owned subsidiaries
        (net of cash acquired) .......................     (21,595)          --
      Acquisitions of minority owned subsidiaries ....        (366)      (5,603)
      Purchase of property and equipment, net ........      (3,511)      (1,945)
                                                         ---------    ---------
         Net cash used in investing activities .......     (25,472)      (7,548)
                                                         ---------    ---------
Cash flows from financing activities:
      Increase (decrease) in due to affiliates, net ..          55      (29,376)
      Increase (decrease) in short-term debt .........     (24,678)     105,000
      Increase in long-term debt .....................     199,778           --
      Proceeds from exercise of employee stock options          --          288
      Debt issuance costs ............................     (11,658)          --
      Repurchase of common stock .....................     (19,632)          --
      Net proceeds from common stock offering ........          --      100,778
      Other, net .....................................          --            6
                                                         ---------    ---------
          Net cash provided by financing activities ..     143,865      176,696
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .     (96,897)      59,946
Cash and cash equivalents at beginning of  period ....     173,588       51,200
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  76,691    $ 111,146
                                                         =========    =========



    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its majority owned subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operations. Actual results could differ from these estimates. In addition, results for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

3. STOCKHOLDERS' EQUITY

The following table presents a reconciliation of basic and diluted earnings per common share (dollars in thousands, except per share amounts).

                                                   Three months ended June 30,
                                                       1998          1997
                                                   -----------   -----------
    Net income .................................   $     6,020   $    26,873
                                                   ===========   ===========
    Basic weighted average number of
    shares outstanding .........................    46,685,863    44,757,322
    Adjustments for dilutive shares outstanding:
       Restricted shares .......................        55,235       150,914
       Options .................................       485,435       680,390
                                                   -----------   -----------
    Diluted weighted average number of
    shares outstanding .........................    47,226,533    45,588,626
                                                   ===========   ===========

    Earnings per common share:
         Basic .................................   $      0.13   $      0.60
                                                   ===========   ===========
         Diluted ...............................   $      0.13   $      0.59
                                                   ===========   ===========

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1998


Options to purchase 296,000 shares of common stock, at a weighted average exercise price of $31.78 were outstanding during the three months ended June 30, 1998 but were not included in the computation of diluted earnings per share as they were antidilutive.

In February 1998, the Company's Board of Directors authorized the purchase up to one million shares of the Company's outstanding common stock. During the three months ended June 30, 1998, the Company purchased 681,300 shares at an average cost of $28.82 per share. During July 1998, the Company repurchased 125,000 shares, completing the authorized repurchase. The purchased shares are held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan (the "Stock Plan").

4. ACQUISITION

In April 1998, the Company acquired, for approximately $18 million, a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Keystone is an originator and servicer of commercial mortgage loans.

5. DEBT

Short-term and long-term debt at June 30, 1998 and March 31, 1998 consisted of the following :

                                                             June 30,  March 31,

                                                               1998      1998
                                                             --------  ---------
                                                               (in thousands)
Short-term debt:
   Commercial paper ......................................   $271,129  $270,708
   Revolving Credit Facility .............................     70,000    95,000
   Current portion of long-term debt .....................        378       396
                                                             --------  --------
Total short-term debt ....................................   $341,507  $366,104
                                                             ========  ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003   $299,321  $299,295
   7 1/2% Senior Notes, $200 million face amount, due 2002    199,445   199,412
   8 1/8% Senior Notes, $200 million face amount, due 2008    199,782      --
   Capitalized lease .....................................        756       846
                                                             --------  --------
Total long-term debt .....................................   $699,304  $499,553
                                                             ========  ========

On April 2, 1998, the Company issued $200 million of 8 1/8% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs were $188.0 million. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included herein, and the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements."

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

The Company, through ContiTrade Services L.L.C. ("ContiTrade"), a wholly-owned subsidiary, provides financing and asset securitization structuring expertise, and through ContiFinancial Services Corporation ("ContiFinancial Services"), a wholly-owned subsidiary, provides placement services. ContiTrade's management and execution of the Company's financing, hedging and securitization needs serve as a model for the Company's "strategic alliances" with originators of a broad range of consumer and commercial loans and other assets ("Strategic Alliances"). The Company offers Strategic Alliance clients complete balance sheet liability management, including warehouse financing, interest rate hedging services and structuring and placement of asset portfolios in the form of asset-backed securities.

The Company, through investments and strategic acquisitions, as well as through internal growth, has continued to expand and diversify its businesses. Within its core home equity business, the Company has developed a significant retail origination platform to complement its established wholesale origination capabilities. The retail origination subsidiaries, discussed below, provide a source of cash revenues through loan origination points and fees and whole loan sales. Significant growth in origination volume has been accompanied by infrastructure investments that have enhanced and expanded ContiMortgage Corporation's ("ContiMortgage") home equity loan servicing capacity, which represents another source of cash income to the Company. In addition to expanding its retail origination capabilities, the Company has expanded home equity loan originations through its broker network, which represents a lower cost source of origination volume. Originations from direct retail operations and brokers were $841.8 million in three months ended June 30,1998, or 38.4% of total home equity, home improvement and other residential mortgage loan origination volume. This compares with $409.0 million, or 29.4% of total originations in the corresponding period of fiscal 1998.

The Company's commercial real estate activities have grown considerably. Notable developments with respect to this business include the April 1998 acquisition of a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Total commercial real estate loan originations were $936.7 million in the fiscal 1999 first quarter, including $218.0 million of originations by Keystone. Total originations in the fiscal 1998 first quarter were $191.8 million.

In fiscal 1997, the Company acquired 100% of three home equity companies, California Lending Group, Inc., d/b/a United Lending Group ("ULG"), Resource One Consumer Discount Company, Inc. ("Resource One"), Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal") and 56% of an auto finance company, Triad Financial Corporation ("Triad"). In fiscal 1998, the Company acquired the remaining 44% of Triad and 100% of two additional home equity companies,
Fidelity Mortgage Decisions Corporation ("Fidelity") and Crystal Mortgage Company, Inc. ("Crystal") along with its subsidiary Lenders M.D., Inc. ("Lenders"). These home equity and auto retail origination companies are collectively referred to herein as the "Retail Subsidiaries". In each case, the companies acquired were former Strategic Alliances or ContiMortgage/ContiWest loan origination sources.

Selected Financial Data
-----------------------

                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)

                                              For the three months ended    %
                                                       June 30,           Incr.
                                                  1998         1997      (Decr.)
                                               ----------   ----------   -------

Originations
------------

Home equity, home improvement
     and other residential mortgage loans:
   Wholesale:
       Brokers .............................   $  308,188   $  207,089    48.8%
       Correspondents ......................    1,349,429      983,264    37.2%
    Direct retail ..........................      533,632      201,878   164.3%
                                               ----------   ----------   -----

Total home equity, home improvement
      and other residential mortgage loans .    2,191,249    1,392,231    57.4%
                                               ----------   ----------   -----

Commercial real estate mortgage loans:

   Conduit (ContiMAP and affiliates) .......      718,783      191,806   274.7%

   Conforming ..............................      217,952           --      --
                                               ----------   ----------   -----

Total commercial real estate mortgage
     loans .................................      936,735      191,806   388.4%
                                               ----------   ----------   -----
Triad auto loans ...........................       70,546       38,056    85.4%
                                               ----------   ----------   -----
        Total loan originations ............   $3,198,530   $1,622,093    97.2%
                                               ==========   ==========   =====

Securitizations and sales
-------------------------

ContiMortgage/ContiWest
   securitizations .........................   $1,750,000   $1,265,000    38.3%

Other home equity, home improvement and
   other residential  mortgage sales .......      196,183       85,879   128.4%
                                               ----------   ----------   -----

Total home equity, home improvement
and other residential mortgage sales .......    1,946,183    1,350,879    44.1%
                                               ----------   ----------   -----
Commercial real estate mortgage loans:

   Conduit (ContiMAP and affiliates) .......           --      158,816      --

   Conforming ..............................      217,952           --      --
                                               ----------   ----------   -----



Total commercial real estate
mortgage loans .............................      217,952      158,816    37.2%
                                               ----------   ----------   -----

Triad auto loans ...........................       57,667       45,881    25.7%
Strategic alliances ........................      100,249      174,200   (42.5)%
                                               ----------   ----------   -----

       Total securitizations and sales .....   $2,322,051   $1,729,776    34.2%
                                               ==========   ==========   =====

                            ContiMortgage Corporation
                       Delinquencies, Defaults and Losses
                             (dollars in thousands)
                                   (unaudited)

 ContiMortgage                  June 30,          March 31,         June 30,
 Servicing Portfolio             1998               1998              1997
 -------------------         --------------    --------------    --------------
 (at period end)

Serviced loan portfolio ...  $   11,154,731    $   10,135,785    $    7,269,361
                             ==============    ==============    ==============
 Delinquencies:

    30 - 59 days ..........            2.57%             1.50%             2.69%

    60 - 89  days .........            0.85%             0.51%             0.69%

    90 days and over ......            0.49%             0.35%             0.30%
                             --------------    --------------    --------------
    Total delinquencies (%)            3.91%             2.36%             3.68%
                             --------------    --------------    --------------
    Total delinquencies ($)  $      435,927    $      239,015    $      267,368
                             ==============    ==============    ==============
 Defaults:

    Foreclosures ..........            2.14%             2.31%             3.24%

    Bankruptcies ..........            1.54%             1.70%             1.29%

    Real estate owned .....            0.92%             0.83%             0.48%

    Loss mitigation (1) ...            0.76%             0.74%             0.04%
                             --------------    --------------    --------------
    Total defaults (%) ....            5.36%             5.58%             5.05%
                             --------------    --------------    --------------
    Total defaults ($) ....  $      598,226    $      565,238    $      367,146
                             ==============    ==============    ==============

(1) This category includes non-performing accounts specifically identified for accelerated resolution under the Company's loss mitigation program. Resolution strategies include refinances, reinstatements, and full payoffs; forbearance plans; pre-foreclosure sales for less than full payoff; third party foreclosure sales; deed-in-lieu (or "cash for keys"); and charge-offs.

                                             For the three    For the twelve
 ContiMortgage                                months ended     months ended
 Loan Loss experience                        June 30, 1998    June 30, 1998
 --------------------                        -------------    --------------
      Average serviced loan portfolio .....   $10,742,598       $ 9,163,255
                                              ===========       ===========
      Net losses :
         REMICs and loans held
              pending securitization ......   $    19,571       $    52,187
         Loans and properties
              purchased out of REMICs .....         2,613            18,570
                                              -----------       -----------
                    Total net losses ......   $    22,184       $    70,757
                                              ===========       ===========
      Net losses as a percentage of average
         amount outstanding (2):
         REMICs and loans held
               pending securitization .....          0.73%             0.57%
         Loans and properties
               purchased out of REMICs ....          0.10%             0.20%
                                              -----------       -----------
      Total net losses as a percentage of
      average amount outstanding ..........          0.83%             0.77%
                                              ===========       ===========

(2) Amounts for the three months ended June 30, 1998 are annualized.

Results of Operations

The Company's development of its retail origination platform has resulted in a change in the profile of the Consolidated Statements of Income. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas wholesale origination costs in the form of origination points, are netted against gain on sale of receivables. Consequently, the accompanying unaudited Consolidated Statements of Income reflect increases in operating expenses, as well as higher income from origination points.

Three Months Ended June 30, 1998 Compared with the Three Months Ended June 30, 1997

Net income decreased $20.9 million or 77.6% to $6.0 million for the three months ended June 30, 1998 from $26.9 million for the three months ended June 30, 1997. The Company's total gross income increased 6.0% to $142.1 million for the three months ended June 30, 1998 from $134.0 million for the three months ended June 30, 1997. The decrease in net income was largely the result of fair value adjustments to Excess Spread Receivables ("ESR") to reflect higher prepayment speeds. See "Gain on Sale of Receivables and Excess Spread Receivables" for further discussion.


On a percentage basis, the following table sets forth the composition of the Company's results as a percentage of total gross income for the periods indicated:


                                                           Three Months
                                                          Ended June 30,
                                                         ----------------
     Gross income:                                        1998      1997
                                                         ------    ------
         Gain on sale of receivables .................    26.44%    48.00%
         Interest ....................................    50.65     37.07
         Net servicing income ........................    18.80     11.92
         Other income ................................     4.11      3.01
                                                         ------    ------
            Total gross income .......................   100.00%   100.00%
                                                         ------    ------

      Expenses:
         Compensation and benefits ...................    30.48%    22.56%
         Interest ....................................    38.97     26.76
         Provision for loan losses ...................     0.51      0.98
         General and administrative ..................    22.88     15.72
                                                         ------    ------
           Total expenses ............................    92.84%    66.02%
                                                         ------    ------

      Income before income taxes and minority interest     7.16     33.98
      Income taxes ...................................     2.88     13.91
      Minority interest ..............................     0.04      0.02
                                                         ------    ------
            Net income ...............................     4.24%    20.05%
                                                         ======    ======

Interest Income and Expense:

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. The Company's origination, securitization and sales volume has increased significantly, contributing to a concurrent increase in the average level of loans held in inventory pending securitization. As a result, net interest income increased to $16.6 million for the three months ended June 30, 1998 from $13.8 million for the three months ended June 30, 1997. Interest income also includes accrued interest on Excess Spread Receivables ("ESR"). In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements, including the cost of strategic acquisitions. Interest income increased $22.3 million, or 44.9%, in the first quarter of fiscal 1999 over the first quarter of fiscal 1998. Interest expense increased $19.5 million, or 54.4%, for the three months ended June 30, 1998 over the three months ended June 30, 1997.

Net servicing Income:

Net servicing income increased $10.7 million or 67.3% for the first quarter of fiscal 1999 over the corresponding period in fiscal 1998 due to the increase in the size of the servicing portfolio and the volume of securitizations. The Company's home equity loan servicing portfolio increased to $11.2 billion at June 30, 1998 from $7.3 billion at June 30, 1997. Servicing income consists of fee income and capitalized servicing. The fee income component (which is realized in cash) represents income earned from Real Estate Mortgage Investment Conduits ("REMICs") and other trusts based on the level of loans serviced. The fee income component of servicing income was $18.5 million for the first quarter of fiscal 1999 and $11.0 million for the corresponding period in fiscal 1998. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by amortization of capitalized servicing from prior securitizations. The net capitalized servicing component of servicing income was $8.2 million for the first quarter of fiscal 1999 compared with $5.0 for the corresponding period in fiscal 1998.

Compensation and Benefits and General and Administrative Expenses:

The table below allocates the Company's compensation and benefits, general and administrative expenses and headcount between the Retail Subsidiaries and all other activities. As noted previously, the Company has significantly expanded its retail origination platform, which in turn has resulted in a significant increase in expenses. From the date of the acquisition of majority ownership, expenses of the acquired subsidiaries are included in the Company's consolidated expenses.

As demonstrated in the table below, the acquisition of the retail origination subsidiaries has resulted in significantly higher levels of compensation and benefits and general and administrative expenses. With respect to the Company's activities exclusive of the Retail Subsidiaries, the expense increases are indicative of the significant growth in ContiMortgage's origination volume, its serviced loan portfolio and the related growth in headcount to support these activities. Combined compensation and benefits and general and administrative expenses for ContiMortgage (exclusive of its retail subsidiaries) increased by $7.1 million during the first quarter of fiscal 1999. ContiMortgage's headcount (exclusive of its retail subsidiaries) was 1,140 as of June 30, 1998 compared with 687 as of June 30, 1997. Combined compensation and benefits and general and administrative expenses for activities other than ContiMortgage and the Retail Subsidiaries increased by $1.7 million for the first quarter of fiscal 1999 over the corresponding period in fiscal 1998. This is due in part to the expansion of the Company's commercial real estate business, including the acquisition of Keystone.

                                                Three Months
                                                Ended June 30,      Increase
                                                1998      1997    Amount      %
                                              -------   -------   -------   ----
                                                     (dollars in thousands)
Compensation and benefits:
   Retail Subsidiaries ....................   $21,276   $12,340   $ 8,936   72.4%
   Operations excluding Retail Subsidiaries    22,048    17,894     4,154   23.2%
                                              -------   -------   -------   ----
Total compensation and benefits ...........   $43,324   $30,234   $13,090   43.3%
                                              =======   =======   =======   ====

General and administrative:
  Retail Subsidiaries .....................   $16,446   $ 9,663   $ 6,783   70.2%
  Operations excluding Retail Subsidiaries     16,065    11,407     4,658   40.8%
                                              -------   -------   -------   ----
Total general and administrative ..........   $32,511   $21,070   $11,441   54.3%
                                              =======   =======   =======   ====

Headcount (at period end):
   Retail Subsidiaries ....................     1,813       974       839   86.1%
   Headcount excluding Retail Subsidiaries      1,296       770       526   68.3%
                                              -------   -------   -------   ----
Total headcount ...........................     3,109     1,744     1,365   78.3%
                                              =======   =======   =======   ====


Defaults and Losses:
(See  "ContiMortgage  Corporation - Delinquencies,  Defaults and Losses" on page
11)

Early in the life of a securitization, realized losses are generally very low. Losses as a percentage of average serviced loans have increased over time as the portfolio has seasoned and annual growth has decelerated. Losses in the portfolio are overwhelmingly attributable to the time period a loan remains in foreclosure status and are primarily a function of interest foregone on the loans and the deterioration of collateral value over this time. During the course of fiscal 1998, the Company implemented an aggressive loss mitigation program focused on this issue, with the long-term objective of a significant reduction in the time period defaulted loans are held in the serviced portfolio. This program, which includes purchasing loans and properties out of REMICs for early disposition, results in a near term acceleration of losses and a longer term mitigation of total potential losses. The Company anticipates that the continuation of this program in fiscal 1999 will result, in aggregate, on the order of 75 to 85 basis points as a percentage of loans serviced (on a trailing 12 month basis). However, due in part to this acceleration of losses in fiscal 1998 and 1999, the Company expects a reduction in total losses as a percentage of serviced loans in fiscal 2000 and beyond. As of June 30, 1998, the Company projects an average annual loss rate over remaining REMIC lives of 0.63%. Estimated future credit losses (undiscounted) over the lives of the REMICs are approximately $202 million. Combined historical and estimated future losses as a percentage of original pool balances was 1.81% as of June 30, 1998.

Gain on Sale of Receivables and Excess Spread Receivables
---------------------------------------------------------

Gain on Sale of Receivables:

The following table sets forth the components of gain on sale of receivables for the three months ended June 30, 1998 and 1997:


                                             Three Months Ended    Three Months Ended
                                               June 30, 1998          June 30, 1997
                                                      Percent                Percent
                                                        of                      of
                                              Amount   Total        Amount    Total
                                             -------   -----        -------   -----
 Home equity/home improvement:                        (dollars in thousands)
   ContiMortgage/ContiWest securitizations   $11,493    30.6%       $38,006    59.1%
   Other (including whole loan sales,
   origination points and fees) ..........    19,650    52.3         14,146    22.0
                                             -------   -----        -------   -----
Total home equity/home improvement .......    31,143    82.9         52,152    81.1
Commercial real estate ...................     1,262     3.4          4,373     6.8
Auto .....................................     4,867    13.0          7,008    10.9
Other ....................................       300     0.7            807     1.2
                                             -------   -----        -------   -----
       Total .............................   $37,572   100.0%       $64,340   100.0%
                                             =======   =====        =======   =====

Gain on sale of receivables decreased $26.8 million or 41.6% in the first quarter of fiscal 1999 from the corresponding quarter of fiscal 1998. The decrease was primarily the result of lower gain on sale of receivables from ContiMortgage/ContiWest securitizations; $11.5 million in the fiscal 1999 first quarter, down $26.5 million from $38.0 million in the fiscal 1998 first quarter. Gain on sale of receivables with respect to ContiMortgage/ContiWest securitizations includes the gain recorded upon the completion of securitizations as well as unrealized gains or losses that result from the quarterly adjustment of ESR to fair value. The completion of the $1.75 billion ContiMortgage Home Equity Loan Trust 1998-2 resulted in new ESR of $100 million and a pretax gain on sale of receivables of $68.3 million. Premiums paid to acquire loans from wholesale sources (as a percentage of loans securitized) were more than 100 basis points lower in the fiscal 1999 first quarter than in the comparable quarter last year. This positive development was offset in part by a narrowing of the spread, by approximately 30 basis points, between the weighted average interest rate on mortgage loans securitized and the pass-through rate interest rate on securities sold. This was attributable in part to a flatter U.S. Treasury yield curve in the 1999 quarter compared with the prior year's quarter. The gain on sale of receivables from the ContiMortgage Home Equity Loan Trust 1998-2 securitization was offset in part by a $56.2 million fair value adjustment to ESR from prior ContiMortgage/ContiWest securitizations. This adjustment was primarily attributable to higher prepayment speeds. As noted below, the Company increased the weighted average estimated future CPR for its ContiMortgage/ContiWest ESR portfolio from 27% at March 31, 1998 to 28% at June 30, 1998. The adjustment also includes $8.0 million attributable to yield maintenance agreements on certain Interest-only securities sold in connection with six ContiMortgage/ContiWest securitizations from late 1995 to early 1997.

Excess Spread Receivables ("ESR"):

At June 30, 1998 and March 31,1998, the Company's ESR portfolio was comprised of the following :

                                  June 30,   Percentage   March 31,   Percentage
                                    1998      of Total      1998       of Total
                                  --------   ----------   --------    ----------
                                               (dollars in thousands)
Home equity:

    ContiMortgage/ContiWest ...   $605,485      86.7%     $555,884      85.7%

    Other servicers ...........     36,346       5.2        37,428       5.8
                                  --------     -----      --------     -----
       Total home equity ......    641,831      91.9       593,312      91.5

Home improvement ..............      4,972       0.7         7,919       1.2

Commercial real estate ........      7,756       1.1         8,233       1.3

Auto ..........................     33,300       4.8        28,223       4.3

Leases ........................      8,113       1.2         8,960       1.4

Franchise .....................      2,216       0.3         2,138       0.3
                                  --------     -----      --------     -----
       Total ESR portfolio ....   $698,188     100.0%     $648,785     100.0%
                                   ========     =====      ========     =====


The ESR is reported as "Interest-only and residual certificates" in the accompanying unaudited Consolidated Balance Sheets. The ESR represents the present value of an estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. These cash flows include the excess of the weighted average coupon on the loans or other assets securitized over the sum of the pass-through interest rate, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized. At June 30, 1998, ESR totaled $698.2 million, of which $605.5 million, or 86.7% of the total, was attributable to ContiMortgage/ContiWest securitizations.

The predominant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized
Conditional Prepayment Rate ("CPR"). In determining fair value of the ContiMortgage/ContiWest ESR portfolio, the Company increased its weighted average estimated future CPR from 27% as of March 31, 1998 to 28% as of June 30, 1998.

Additional factors that are considered in determining the fair value of ESR are estimated future credit losses and the discount rate. As a credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. The weighted average annual credit loss provision used in the determination of the fair value of ContiMortgage's ESR at June 30, 1998 was 0.63% compared with 0.62% as of March 31, 1998. The future cash flows estimated as of June 30, and March 31, 1998, taking into consideration estimated prepayment rates and credit losses, were discounted at a rate of 10% to arrive at the fair value amounts presented in the accompanying unaudited Consolidated Balance Sheets. If actual prepayments or credit losses are greater than the assumptions used to determine ESR fair value, the ESR carrying value will be written down through a charge to earnings.



The following table presents an analysis of ESR activity during the three months ended June 30, 1998:



Interest-only and residual certificates (in thousands):
---------------------------------------

Balance as of March 31, 1998 ........................                 $ 648,785
   New securitizations:
       ContiMortgage 1998-2 .........................       99,991
       Triad 1998-2 .................................        6,165      106,156
                                                         ---------
   Net cash distributions from REMICs and trusts ....                    (9,717)
   Accruals of interest income ......................                    12,512
   Fair value adjustments  ..........................                   (59,548)
                                                                      ---------
Balance as of June 30, 1998 .........................                 $ 698,188
                                                                      =========

Liquidity and Capital Resources

The following table summarizes the principal components of the Company's cash flows for the twelve months ended June 30, 1998 and 1997:

                                                                    Twelve months
                                                                    ended June 30,
                                                                   ----------------
                                                                    1998      1997
                                                                   ------    ------
Cash component of pretax income:                                     (in millions)
    Cash gross income, net of interest expense (a):
       Gain on sale of receivables:
             CMC securitizations -
                 Proceeds from NIMs sales ......................   $159.7    $  0.0
                 Proceeds from IO sales ........................    100.8      69.0
                 Premiums paid to third-party originators ......   (255.2)   (170.1)
                 Transaction related expenses and hedge results     (30.5)    (22.8)
                                                                   ------    ------
              Total CMC securitizations - cash basis ...........    (25.2)   (123.9)
              Other cash gain on sale (b) ......................    112.7      52.0
                                                                   ------    ------
         Total gain on sale of receivables .....................     87.5     (71.9)
         Interest income, net of interest expense ..............     15.1       8.0
       Net servicing income ....................................     62.2      33.2
       ESR cash distributions ..................................     69.7      49.9
       Other income ............................................     17.0      12.3
                                                                   ------    ------
          Total cash gross income, net of interest expense .....    251.5      31.5
     Cash operating expenses (c) ...............................    271.6     153.3
                                                                   ------    ------
          Pretax income - cash basis ...........................    (20.1)   (121.8)
                                                                   ------    ------
Other cash requirements:
     Growth in trade receivables, net of warehouse financing (d)   (273.8)   (120.0)
     Acquisitions and infrastructure investments ...............    (82.9)    (39.3)
     Other cash inflows (outflows) (e) .........................    (69.8)    (25.4)
                                                                   ------    ------
          Other cash requirements ..............................   (426.5)   (184.7)
                                                                   ------    ------
Aggregate cash requirements ....................................   (446.6)   (306.5)
Proceeds from debt and equity issues ...........................    412.1     392.7
                                                                   ------    ------
Increase (decrease) in cash and cash equivalents ...............   $(34.5)   $ 86.2
                                                                   ======    ======

(a) Cash gross income, net of interest expense, reflects gain on sale of receivables on a cash basis. Consequently, it excludes ESR retained in connection with securitizations and is reduced by premiums paid to third-party originators. Cash gross income also excludes accrued interest income on ESR, capitalized servicing income net of related amortization, and undistributed earnings of less than 50% owned subsidiaries. Cash gross income includes ESR cash flows (i.e., distributions received from trusts and proceeds from NIMS and IO sales).

(b) Other cash gain on sale includes, among other things, gains from the sale of commercial real estate mortgage loans, whole loan sales and origination points and fees.

(c) Cash operating expenses exclude interest, depreciation, amortization and deferred compensation.

(d) Trade receivables, net of warehouse financing, are higher at month ends due to the concentration of loan originations in the latter part of the month and the timing difference between the date of origination and the date the loan is financed through the Company's warehouse facilities (usually 1 to 4 days).

(e) Other cash inflows and outflows include, among other things, tax payments, cash expended for common share repurchases, proceeds from the exercise of employee stock options, payments of amounts due to affiliates and changes in other receivables and liabilities.


Sources of Liquidity and Capital

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, the sale of loans, leases and other assets under its asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities") and funding under an agreement to repurchase (the "Repurchase Agreement"), collectively, the "Facilities"; the issuance of shares of common stock, the issuance of long-term debt and short-term borrowed funds.

In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's securitization program. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. At June 30, 1998 $83.9 million of these sales were outstanding. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Another method of generating liquidity from the ESR is through the sale of NIMS, which generated proceeds of $159.7 million in fiscal 1998. Although the Company intends to continue to pursue opportunities to sell ESR, there is only a limited market for such instruments and no assurance can be given that such opportunities will be available in the future.

The Company had $2.8 billion of committed and $3.1 billion of uncommitted sale capacity under the Facilities as of June 30, 1998. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreement allows the Company to sell receivables held for sale to a financial institution under an agreement to repurchase the receivables. The Facilities generally have one year renewable terms, which expire between June 1999 and December 1999. As of June 30, 1998, the Company had utilized $1.5 billion of the capacity under the Facilities. Although the Company currently anticipates that it will be able to renew these facilities when they expire and to obtain additional facilities, there can be no assurance that such financing will be obtainable on as favorable terms, if at all.

In February 1998, the Company's Board of Directors authorized the purchase up to one million shares of the Company's outstanding common stock. This program was completed in July 1998 at an average cost of $27.66 per share. The purchased shares are held in treasury for use in connection with ContiFinancial's Stock Plan.

On April 2, 1998, the Company issued $200 million of 8 1/8% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs were $188 million. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

In anticipation of growth in the Company's operations, additional financing will be required. The Company currently has commitments for financing through the unsecured revolving credit facility and, in April 1998, issued $200 million of senior unsecured debt. However, there can be no assurance that the Company will be successful in obtaining additional financing in the future on terms that the Company would consider to be favorable. Furthermore, no assurance can be given that Continental Grain will provide such financing if the Company is unable to obtain third party financing.

The Company hedges, in part, its interest rate exposure on receivables held for sale and loans and other assets sold, with limited recourse, through the use of futures contracts and short sales of United States Treasury securities. Securities purchased under agreements to resell increased from $857.6 million at March 31, 1998 to $1.5 billion at June 30, 1998. Securities sold but not yet purchased increased from $847.5 million at March 31, 1998 to $1.5 billion at June 30, 1998. The increases in securities purchased under agreements to resell and securities sold but not yet purchased, which are integral to this hedging strategy, reflect growth in the level of loans and other assets sold with limited recourse or held for sale.


Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company. The issue primarily encompasses computer programs and applications that were written using two digits (instead of four) to describe the applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant would have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but the impact of noncompliance by certain significant counterparties, including Strategic Alliances.

The Company has undertaken a project to bring its systems into Year 2000 compliance. This project includes an assessment to determine the anticipated cost to remediate its systems and applications to make them Year 2000 compliant. Project efforts are being coordinated by a Year 2000 Task Force whose members include the Company's senior management and information technology, finance, accounting and legal staffs, supported by external consultants. Similar task forces have been formed by each of Company's majority owned subsidiaries. The Year 2000 Task Force established the following five step project methodology to address the Company's Year 2000 issues: (1) Awareness and Project Definition;
(2) Systems Inventory and Assessment; (3) Remediation; (4) Testing; and (5) Implementation. To date, the Company has completed the Awareness and Project Definition and Systems Inventory and Assessment phases and has begun the Remediation and Testing phases. During the Systems Inventory and Assessment phase, the Company completed an inventory of all hardware, software and computerized systems and identified those which require remediation for the Year 2000. The Systems Inventory and Assessment phase also included the establishment of criteria for prioritizing modifications, developing strategies and a process to certify that third party products are compliant, and beginning the development of contingency plans in the event systems are not compliant or fail to operate properly. Implementation is expected to commence in the quarter ending September 30, 1998 and continue through March 31, 1999, the Company's target date for resolution of its Year 2000 issues. The Company will continue to test its systems through the Year 2000 to ensure that compliance is maintained as normal system updates, enhancements and modifications are made.

Based on its analysis of the data from the Systems Inventory and Assessment phases, the Company has concluded that the greatest risk posed by the Year 2000 issue relates to the computerized loan servicing systems utilized by its home equity, auto and commercial lending operations. If such systems fail to operate properly as a result of the Year 2000 issue, the loan servicing process could not be executed in a manual environment. The Company's loan servicing software have been developed by outside vendors and are executed either in-house or by third parties under contract with the Company. Conversion to new servicing software could take up to twelve months. Accordingly, a large part of the Company's Remediation effort currently focuses on insuring that these loan servicing systems will not be negatively impacted by the Year 2000 issue. Information received from the Company's loan servicing software vendors indicates that the systems should be ready for the Year 2000 by late 1998, with additional testing during the first quarter of 1999. However, should the software vendors be unable to correct all Year 2000 issues by the target dates, this could have a material adverse impact on the Company.

The Company is also working to insure that its business operations are not interrupted by the failure of its long distance telephone carrier and credit service bureaus to adequately prepare for the Year 2000. The ability of the Company's subsidiaries to generate new business would be severely impacted if the Company's main long distance telephone carrier experiences Year 2000-related difficulties. The Company's current long distance telephone carrier anticipates that its systems will be Year 2000-compliant by late 1998. The Company's home equity and auto lending subsidiaries also make extensive use of credit reporting agencies to determine the creditworthiness of potential borrowers. These credit reporting agencies in turn rely on consumer information provided to them by third parties. Each credit reporting agency has informed the Company that it plans to be Year 2000-compliant by late 1998. However, if the credit reporting agencies, or the third parties upon which they rely, experience difficulties as a result of the Year 2000, this could have an adverse impact on the Company's business operations.

The Company believes that through the execution of its Year 2000 project methodology, the likelihood of a material business disruption is small. The major risks are associated with the Year 2000 remediation efforts of third party vendors utilized by the Company. Based on the information provided by its vendors, the Company believes that these vendors will meet their respective target deadlines for resolution of Year 2000 issues. The Company is in the process of developing contingency plans that will be used in the event that any of its hardware, software or other computerized systems, or those of a vendor, are not ready for the Year 2000; these contingency plans should be complete by late 1998.


At this time, the Company estimates that the cost of its Year 2000 remediation will be approximately $5.0 million. This estimate is subject to change as the project progresses. The Company presently believes, based on the information obtained during the Assessment and Systems Inventory phases, that the Year 2000 issue will not have a material adverse impact on its computer systems or operations. The Company will, however, reassess the expected cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the Remediation and Testing and Implementation phases of its Year 2000 conversion effort.


Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, loss rates, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, the impact of certain covenants in loan agreements of the Company, the degree to which the Company is leveraged, its needs for financing, the Net Interest Margin Notes market , the Company's Year 2000 issues, and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                            PART II OTHER INFORMATION


Item 5. Other Information

     The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline will be June 13, 1999.

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


                           ContiFinancial Corporation



Date                 Signature                  Title
----                 ---------                  -----

August 14, 1998      /s/ Daniel J. Willett      Senior Vice President and Chief
                     ----------------------       Financial Officer (Principal
                     Daniel J. Willett            Financial Officer)


August 14, 1998      /s/ Dennis G. Sullivan     Vice President and Controller
                     ----------------------       (Principal Accounting Officer)
                     Dennis G. Sullivan