Form 10-Q
period 1998-09-30
CONTIFINANCIAL CORP
filed 1998-11-17
CIK 1002130

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
September 30, 1998
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 46,749,435 shares of common stock outstanding as of November 9, 1998.

                           ContiFinancial Corporation

                                Table of Contents


                                     PART I

                                                                            Page
 Item 1.Financial Statements (unaudited)
         Consolidated Balance Sheets                                         3
         Consolidated Statements of Income                                   4
         Condensed Consolidated Statements of Cash Flows                     5
         Notes to Unaudited Condensed Consolidated Financial Statements      6
 Item 2.Management's Discussion and Analysis of Financial Condition and
        Results of Operations
         Discussion of Events During the Fiscal 1999 Second Quarter         10
         Selected Financial Information                                     13
         Results of Operations                                              15
         Gain (Loss) on Sale of Receivables and Excess Spread Receivables   17
         Liquidity and Capital Resources                                    20
         Year 2000                                                          22
         Forward-looking Statements                                         25
 Item 3.Quantitative and Qualitative Disclosures About Market Risk          25

                                     PART II

 Item 1.Legal Proceedings                                                   26
 Item 4.Submission of Matters to a Vote of Security Holders                 26
 Item 6.Exhibits and Reports on Form 8-K                                    27

 Signatures                                                                 28

                            CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                   as of September 30, 1998 and March 31, 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                      September 30,       March 31,
                                                                                                          1998              1998

                                             Assets


 Cash and cash equivalents                                                                            $     176,040    $     173,588

 Restricted cash                                                                                              2,481            1,147
 Securities purchased under agreements to resell                                                          1,382,356          857,649
 Receivables held for sale, net:
   Receivables held for sale                                                                                954,284          726,990
   Allowance for loan losses                                                                                (3,598)          (2,685)
                                                                                                      -------------    -------------
 Receivables held for sale, net                                                                             950,686          724,305

 Other receivables                                                                                          124,909          117,678

 Due from affiliates                                                                                         66,145           46,922

 Interest-only and residual certificates                                                                    793,753          648,785

 Capitalized servicing rights                                                                               105,873           74,292

 Premises and equipment, net of accumulated depreciation of  $11,027
   and $7,951 as of  September 30, 1998 and March 31, 1998, respectively                                     24,587           18,887

 Cost in excess of equity acquired                                                                           80,245           55,738

 Equity investments in unconsolidated subsidiaries                                                           51,101           53,660

 Other assets                                                                                                55,270           35,928
                                                                                                     --------------    -------------

          Total assets                                                                               $    3,813,446     $  2,808,579
                                                                                                     ==============     ============


                              Liabilities and Stockholders' Equity
 Liabilities:
 Accounts payable                                                                                     $     214,936     $     91,179
 Securities sold but not yet purchased                                                                    1,290,742          847,470
 Trade receivables sold under agreements to repurchase                                                      539,767          245,556
 Due to affiliates                                                                                              151              163
 Short-term debt                                                                                            524,600          366,104
 Taxes payable                                                                                                  ---           81,190
 Long-term debt                                                                                             699,293          499,553
 Other liabilities                                                                                           19,353           30,427
                                                                                                       ------------     ------------
          Total liabilities                                                                               3,288,842        2,161,642
                                                                                                       ------------     ------------

 Commitments and contingencies
 Minority interest in subsidiaries                                                                            5,131              629

 Stockholders' equity:
  Preferred stock  (par value $0.01 per share;
    25,000,000 shares authorized; none
    issued at September 30, 1998 and March 31, 1998)                                                            ---              ---
  Common stock (par value $0.01 per share;
    250,000,000 shares authorized;47,657,539 shares issued
    at September 30, 1998 and March 31,1998)
                                                                                                                477              477
     Paid-in capital                                                                                         400,101         399,776

    Retained earnings                                                                                       154,725          262,956

    Treasury stock (908,104 and 201,209 shares of common stock, at cost,
     at September 30, 1998 and March 31, 1998, respectively)                                               (25,096)          (5,794)
    Deferred compensation                                                                                  (10,734)         (11,107)
                                                                                                    ---------------      -----------
          Total stockholders' equity                                                                       519,473           646,308
                                                                                                    ---------------      -----------
          Total liabilities and stockholders' equity                                                $    3,813,446       $ 2,808,579
                                                                                                    ===============      ===========

   The  accompanying  notes to the unaudited  condensed  consolidated  financial statements are an integral part of these statements.






                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
         for the three and six months ended September 30, 1998 and 1997
                        (in thousands, except share data)
                                   (unaudited)


                                                                Three Months                            Six Months
                                                               Ended September                       Ended September
                                                                     30,                                    30,

                                                             1998               1997             1998                  1997
                                                         ------------       ----------       -------------        ------------
 Gross income:
    Gain on sale of receivables                        $       16,316  $        78,792    $         53,888  $          143,132
    Commercial real estate
       valuation adjustments (see Note 3)                   (129,034)              ---           (129,034)                 ---
    Interest                                                   90,899           58,225             162,879             107,904
    Net servicing income                                       28,966           17,807              55,686              33,780
    Other income                                                3,708            3,306               9,552               7,337
                                                        -------------     -------------     --------------        -------------
                                                               10,855          158,130            152,971              292,153
          Total gross income                            -------------     -------------     --------------        -------------




 Expenses:
    Compensation and benefits                                  51,842            36,477             95,166             66,711
    Interest                                                   66,140            40,499            121,522             76,362
    Provision for loan losses                                   2,329             1,203              3,051              2,514
    General and administrative                                 40,071            22,718             72,582             43,788
    Other charges (see Note 3)                                 36,090               ---             36,090                ---
                                                         ------------      ------------      -------------        ------------

          Total expenses                                      196,472           100,897           328,411             189,375
                                                         ------------      ------------      -------------        ------------

 Income (loss) before income taxes and
     minority interest                                      (185,617)            57,233          (175,440)            102,778
 Income taxes                                                (71,362)            23,343           (67,261)             41,984
                                                         -----------       ------------       ------------        ------------

 Income (loss) before minority interest                     (114,255)            33,890          (108,179)             60,794
 Minority interest in subsidiaries
                                                                  (4)             (947)                 52              (916)
                                                        ------------       ------------       ------------        -----------
          Net income (loss)                             $   (114,251)      $     34,837       $  (108,231)        $    61,710
                                                        ============       ============       ============        ===========
 Basic earnings (loss) per common share                 $      (2.48)      $       0.74       $     (2.33)        $      1.35
                                                        ============       ============       ============        ===========

 Diluted earnings (loss) per common share               $      (2.48)      $       0.73       $     (2.33)        $      1.32
                                                        ============       ============       ============        ===========

 Basic weighted average number of
    shares outstanding                                    46,153,506         46,853,920        46,419,684          45,805,621
                                                        ============        ===========       ============        ===========
 Diluted weighted average number of
    shares outstanding                                    46,153,506         47,619,685        46,419,684          46,604,156
                                                        ============        ===========       ============        ===========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                September 30,

                                                                                             1998             1997


 Net cash used in operating activities                                                $     (290,309)   $ (271,031)
                                                                                      ---------------   -----------
 Cash flows from investing activities:
       Acquisitions of majority owned subsidiaries (net of cash acquired)                    (22,086)           ---
       Acquisitions of minority owned subsidiaries                                            (1,140)       (5,603)
       Purchase of property and equipment, net                                                (8,375)       (3,959)
          Net cash used in investing activities                                       ---------------   -----------
                                                                                             (31,601)       (9,562)
 Cash flows from financing activities:                                                ---------------   -----------
       Decrease in due to affiliates                                                             (12)      (29,219)
       Increase in short-term debt                                                            158,340       245,310
       Increase in long-term debt                                                             199,778           714
       Proceeds from exercise of employee stock options                                           ---           524
       Debt issuance costs                                                                   (11,692)           ---
       Repurchase of common stock                                                            (22,052)           ---
       Net proceeds from common stock offering                                                    ---       100,778
       Other, net                                                                                 ---            24
                                                                                      ---------------   -----------
           Net cash provided by financing activities                                          324,362       318,131
                                                                                      ---------------   -----------

 Net increase in cash and cash equivalents                                                      2,452        37,538

 Cash and cash equivalents at beginning of  period                                            173,588        51,200

                                                                                      ---------------   -----------
 Cash and cash equivalents at end of period                                           $       176,040   $    88,738
                                                                                      ===============   ===========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

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

3.  COMMERCIAL REAL ESTATE VALUATION ADJUSTMENTS and OTHER CHARGES

The Company's results for the 1999 second quarter were significantly and adversely affected by extremely difficult capital market conditions during the quarter. Although interest rates on U.S. Treasury securities moved significantly lower during the quarter, the interest rate spreads between such securities and other fixed income securities widened considerably. Particularly affected was the market for commercial real estate loans and securities backed by such loans. These adverse developments resulted in commercial real estate valuation adjustments and other charges against earnings of $165.1 million.

The accompanying unaudited consolidated statements of income includes a charge of $125.0 million related to the write down of commercial real estate loans during the second quarter of fiscal 1999. At September 30, 1998 the Company had commercial real estate loans held for sale of $150.2 million and $845.8 million of loans sold with limited recourse under the Company's asset purchase and sale facilities with certain financial institutions ("Purchase and Sale Facilities"). Prior to sale or securitization, the loans held for sale are carried at the lower of aggregate cost or market value. Market value represents the proceeds the Company believes it would receive if such assets were sold over a reasonable period of time under prevailing market conditions. With respect to loans held for sale and the recourse risk on the Purchase and Sale Facilities, the Company hedges its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities or interest rate futures contracts.


                           CONTIFINANCIAL CORPORATION
  Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998


During the quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, spreads widened considerably, so much in fact that the market value of the loans declined at the same time that hedge losses were being incurred. In addition, commercial real estate valuation adjustments includes a $4.0 million reduction in the carrying value of commercial real estate related excess spread receivable ("ESR").

Expenses for the quarter include other charges of $36.1 million. During the quarter, certain affiliates engaged in commercial real estate activities or subprime home equity lending experienced constraints on their financing availability or encountered depressed origination premiums that the Company believes has adversely impacted such affiliates' operations. As a result, charges of $28.0 million were recorded in order to establish reserves in connection with receivables from such entities. The remaining charges of $8.1 million were attributable to the write down of certain investments in affiliates and costs incurred as a result of the Company's decision to reduce the scope of certain business activities, primarily commercial real estate.


4.  STOCKHOLDERS' EQUITY

The following table presents a reconciliation of basic and diluted earnings per common share (dollars in thousands, except per share amounts).

                                                                    Three Months                        Six Months
                                                                 Ended September 30,               Ended September 30,
                                                                1998                1997         1998                  1997

 Net income (loss)                                            $  (114,251)    $     34,837   $   (108,231)     $       61,710
                                                              ============    ============   =============     ==============
 Basic weighted average number of
 shares outstanding                                             46,153,506      46,853,920      46,419,684         45,805,621
 Adjustments for dilutive shares outstanding:

    Restricted shares                                              ---             175,086          ---               163,000
    Options                                                        ---             590,679          ---               635,535
                                                              ------------    ------------   -------------     --------------

 Diluted weighted average number of
 shares outstanding                                             46,153,506      47,619,685      46,419,684         46,604,156
                                                              ============    =============  =============      =============

 Earnings (loss) per common share:
      Basic                                                   $     (2.48)    $       0.74   $      (2.33)      $        1.35
                                                              ============    ============   =============      =============
      Diluted                                                 $     (2.48)    $       0.73   $      (2.33)      $        1.32
                                                              ============    ============   =============      =============








                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998


For the three and six months ended September 30, 1998, there were no adjustments for diluted shares outstanding as their effect was antidilutive.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. During the six months ended September 30, 1998, the Company purchased 806,300 shares at an average cost of $27.35 per share, completing the authorized one million share repurchase. The purchased shares are held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan (the "Stock Plan").

5.  ACQUISITION

In April 1998, the Company acquired, for approximately $18.0 million, a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Keystone, an originator and servicer of commercial mortgage loans with offices in Dallas and Phoenix, acts as a mortgage banker primarily to the insurance industry and does not take principal risk.


6.  DEBT

Short-term and long-term debt at September 30, 1998 and March 31, 1998 consisted of the following :

                                                                                           September 30,           March 31,
                                                                                               1998               1998
                                                                                                     (in thousands)
 Short-term debt:
    Commercial paper                                                                          $    314,226        $    270,708
    Revolving credit facility                                                                      150,000              95,000
    Uncommitted credit facility                                                                     60,000                 ---
    Current portion of long-term debt                                                                  374                 396
                                                                                              ------------        ------------
 Total short-term debt                                                                        $    524,600        $    366,104
                                                                                              ============        ============

 Long-term debt:
    8 3/8% Senior Notes, $300 million face amount, due 2003                                   $    299,348        $    299,295
    7 1/2% Senior Notes, $200 million face amount, due 2002                                        199,479             199,412
    8 1/8% Senior Notes, $200 million face amount, due 2008                                        199,785                 ---
    Capitalized lease                                                                                  681                 846
                                                                                              ------------        ------------
 Total long-term debt                                                                          $   699,293        $    499,553
                                                                                              ============        ============




                           CONTIFINANCIAL CORPORATION
     Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998


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

On August 21, 1998, the Company increased its one year renewable unsecured Commercial Paper Program ("Commercial Paper Program") backed by an irrevocable direct-pay letter of credit provided by a syndicate of banks from $275.0 million to $317.5 million. At September 30, 1998, $314.2 million of commercial paper was outstanding.

As of November 13, 1998 the Company is fully drawn under its Commercial Paper Program and its $200 million unsecured revolving credit facility (the "Revolving Credit Facility").

The Company is also required to comply with various financial covenants under its outstanding senior notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of the Purchase and Sale Facilities and agreements to repurchase (the "Repurchase Agreements") including, among other things, a 2.5 to 1 leverage ratio, a minimum net worth test and an interest coverage ratio. The Company was in compliance with these covenants as of September 30, 1998 but may or may not be in compliance as of the end of the third quarter of fiscal year 1999. If it appears necessary, the Company will approach its lenders under the Revolving Credit Facility and the Commercial Paper Program for covenant relief. However, no assurance can be given that any such relief will be forthcoming. The Company's ability to continue to obtain funding under the Revolving Credit Facility and the Commercial Paper Program is subject to its continued compliance with these covenants or, if necessary, obtaining covenant relief. The Company's ability to remain in compliance is dependent on factors beyond the control of the Company, primarily conditions in the securitization and whole-loan sale markets. Failure of the Company to remain in compliance with the financial covenants may result in discontinuation of funding under its financing facilities and could have a material adverse effect on the Company's liquidity, financial condition and operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included herein, and the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements".

Discussion of Events During the Fiscal 1999 Second Quarter

The Company's results for the 1999 second quarter were significantly and adversely affected by extremely difficult capital market conditions during the quarter. Although interest rates on U.S. Treasury securities moved significantly lower during the quarter, the interest rate spreads between such securities and other fixed income securities widened considerably. Particularly affected was the market for commercial real estate loans and securities backed by such loans. As more fully discussed below, these adverse developments resulted in charges against earnings, a weakening of operating results (exclusive of the charges) and draws on liquidity.

Special Charges Against Earnings - The Company's second quarter loss included charges against earnings of $165.1 million that resulted directly from the disruptive market conditions noted above.

     The accompanying unaudited consolidated statements of income includes a charge of $125.0 million related to the write down of commercial real estate loans during the second quarter of fiscal 1999. At September 30, 1998 the Company had commercial real estate loans held for sale of $150.2 million and $845.8 million of loans sold with limited recourse under the Company's Purchase and Sale Facilities. Prior to sale or securitization, the loans held for sale are carried at the lower of aggregate cost or market value. Market value represents the proceeds the Company believes it would receive if such assets were sold over a reasonable period of time under prevailing market conditions. With respect to loans held for sale and the recourse risk on the Purchase and Sale Facilities, the Company hedges its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities or interest rate futures contracts. During the quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, spreads widened considerably, so much in fact that the market value of the loans declined at the same time that hedge losses were being incurred. In addition, commercial real estate valuation adjustments includes a $4.0 million reduction in the carrying value of commercial real estate related ESR.

Expenses for the quarter include other charges of $36.1 million. During the quarter, certain affiliates engaged in commercial real estate activities or subprime home equity lending experienced constraints on their financing availability or encountered depressed origination premiums that the Company believes has adversely impacted such affiliates' operations. As a result, charges of $28.0 million were recorded in order to establish reserves in connection with receivables from such entities. The remaining charges of $8.1 million were attributable to the write down of certain investments in affiliates and costs incurred as a result of the Company's decision to reduce the scope of certain business activities, primarily commercial real estate.

Impact on Operating Results - In addition to the items discussed above, the market conditions that prevailed in the fiscal 1999 second quarter had an adverse impact on operating results. The Company contributed a total of $669.1 million of commercial mortgage loans to a $1.1 billion commercial mortgage-backed securitization that closed in late August. In addition, Red Mountain Funding, a 48% owned affiliate, contributed $112.7 million of collateral to the transaction. As a result of the deterioration of interest rate spreads, the Company recorded a pretax loss of $3.3 million in connection with this transaction, which is included in gain on sale of receivables in the accompanying unaudited consolidated statements of income.

The Company completed a $2.1 billion home equity securitization in September. Although spreads on securities collateralized by home equity loans widened during the quarter, the resulting impact on profitability was much less significant than the impact on the commercial real estate securitization discussed above. The pretax gain on sale recorded in connection with the ContiMortgage 98-3 transaction was $64.5 million. The gain on sale percentage (i.e., gain on sale as a percentage of securitization volume) for that transaction was 3.07%, down from 3.90% for the ContiMortgage 98-2 securitization completed in the first quarter. The aforementioned amounts do not include the impact of ESR fair value adjustments.

The ESR fair value adjustment for the quarter was $78.4 million. During the first quarter, the Company increased the weighted average estimated future Conditional Prepayment Rate ("CPR") for its ContiMortgage Corporation ("ContiMortgage")/ContiWest Corporation ("ContiWest") ESR portfolio from 27% at March 31, 1998 to 28% at June 30, 1998. At September 30, 1998, the estimate remained at 28%. Approximately $25 million of the aggregate second quarter adjustment was the result of a higher level of actual prepayments during the quarter than the level assumed in the computation of ESR fair value on ContiMortgage/ContiWest Real Estate Mortgage Investment Conduits ("REMICs"). Prepayments moderated later in the quarter. During the second quarter, the Company increased its assumption of future credit losses on ContiMortgage/ContiWest REMICs to reflect the increase in its assumed level of future defaults and an increase in future loss severity. This increase accounted for $46.3 million of the fair value adjustment. (see "Gain (Loss) on Sale of Receivables and Excess Spread Receivables" for further discussion)

Draws on liquidity - As interest rate spreads widened on securities backed by commercial real estate loans and, to a lesser extent, subprime home equity loans, the "margins" applied to financing for such loans prior to sale or securitization were in many instances increased. The margin represents the difference between a loan's principal value and the amount that can be borrowed by pledging the loan as collateral. In the normal course of its business activities, the Company maintains substantial inventories of loans held for sale or securitization and, as a result, has significant financing requirements. As a result of the reduction in the value of loans pledged as collateral for secured borrowings and/or the increase in related margins, the Company was required to post net cash collateral of $55.4 million during the quarter and $36.9 million in October 1998.

On an ongoing basis, the Company is required to maintain margin deposits in connection with its hedge positions. As noted earlier, the Company incurred significant hedge losses during the quarter. As a result, the net cash outflow in connection with its hedge positions was $114.1 million over the course of the quarter and $24.9 million in October 1998. The Company had hedged its interest rate exposure on its loan portfolio through the short sale of U.S. Treasury securities or interest rate futures contracts. In an effort to reduce its exposure to large cash outflows as a result of margin requirements in the event of a large decline in interest rates, the Company has replaced a significant portion of its short sales and futures positions with positions utilizing options on interest rate futures contracts.

During the quarter, the Company maintained sufficient levels of liquidity and was able to fund its business activities, albeit at a reduced level, including the additional cash requirements in connection with margins on secured financing and margins on hedge positions. As discussed further below, the Company has taken steps to reduce its financing needs and provide continued access to liquidity. Previously, Continental Grain Company ("Continental Grain"), which owns approximately 77% of the Company's outstanding common stock, stated its intention to provide the Company with financial support, under the appropriate conditions. At ContiFinancial's request, Continental Grain has now agreed, for a fee, to provide up to an aggregate of $85 million in monthly servicer advances to certain REMICs for which ContiMortgage, a wholly-owned subsidiary, is the servicer. Continental Grain has agreed to make these advances through October 15, 1999. Although the advances will be made to, and repaid by, the REMICs, and not by the Company or ContiMortgage, Continental Grain's advances will improve the liquidity of the Company by relieving it of its obligation to make these advances itself. Continental Grain has indicated its willingness to consider additional financial support to the Company, under the appropriate circumstances, should the Company require it. However, Continental Grain has made no commitment to provide additional funds.

The Company's most significant financing requirement is the funding of mortgage, loan and lease originations and purchases pending their pooling and sale. These receivables are generally financed on a secured basis either through the Company's Purchase and Sale Facilities or the Company's funding under the Repurchase Agreements, collectively, the "Facilities". In October 1998, the Company suspended the origination of new loans through its ContiMAP conduit program. As noted earlier, the Company recorded a $125.0 million charge, including hedging losses, to write down the commercial real estate loan portfolio to market value, assuming an orderly liquidation of the portfolio over a reasonable period of time based on the market conditions that prevailed as of September 30, 1998.

Subsequent to September 30, 1998, the Company has reduced the volume of home equity, home improvement and other residential mortgage loan originations. Loan originations for the month of October were $772.9 million compared with a monthly average of $837.9 million during the second fiscal quarter. The reduction was focused on wholesale originations since the Company typically pays premiums in connection with the purchase of loans from wholesale originators. The Company plans to reduce wholesale originations to approximately 30% of its total originations, down from 60% of the total currently. Another factor influencing financing requirements is the timing of loan sales and securitizations. The Company has generally executed one large home equity securitization in the last month of each quarter. Looking ahead, the Company expects to increase the frequency of loan sales through a combination of whole loan sales and smaller, but more frequent, securitizations. By pursuing this approach, the Company expects that the financing required to fund loan inventory should be less than that otherwise required under the previous approach. In early November 1998, the Company signed agreements encompassing sales of $553 million of home equity loans of which $425 million has been funded, with the remaining $128 million to be funded this week. The Company also intends to negotiate a flow-basis whole loan sale program.

Another step the Company is taking to improve the cash flow characteristics of its business activities is to focus its direct origination (i.e., retail) and small broker channels, and reducing the level of loan purchases from wholesale originators. The Company's objective with respect to wholesale origination, is to pursue a pricing policy that will facilitate a continuous flow of cash positive whole loan sales.

In its commercial loan operations, the Company will focus on the origination of commercial loans primarily through Keystone, a subsidiary of the Company, which acts as a mortgage banker and does not take principal risk. The Company has received indications of interest to buy $540 million of the Company's current commercial loan portfolio at prices comparable to its value as of September 30, 1998. The remaining approximately $400 million of commercial loans are currently being marketed.

In connection with the foregoing actions, the Company is in the process of implementing a staff reduction consistent with the reduction of its wholesale residential mortgage and commercial real estate activity. Approximately, 446 positions, or 12% of the Company's total work force, are being eliminated. Most of the positions relate to home equity wholesale origination and funding.



Selected Financial Information

                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)


                                                      For the three months ended     %          For the six months ended     %
                                                            September 30,           Incr.             September 30,         Incr.
                                                      1998             1997        (Decr.)        1998        1997         (Decr.)


 Home equity, home improvement and
 other residential mortgage loans:
    Wholesale:
        Brokers                                  $  401,301          $   226,121     77.5%   $     777,196  $   433,210       79.4%
        Correspondents                            1,585,875            1,109,182     43.0%       2,935,304    2,092,446       40.3%
        Direct retail                               498,906              304,036     64.1%         964,831      505,914       90.7%
                                                 ----------          -----------    ------    ------------   ----------       ------


 Total home equity, home improvement
  and other residential mortgage loans            2,486,082            1,639,339     51.7%       4,677,331    3,031,570        54.3%
                                                 ----------          -----------    ------    ------------   ----------       ------
  Commercial real estate mortgage loans:
    Conduit (ContiMAP(R)and affiliates)             656,524              383,764     71.1%       1,375,307      575,570       138.9%
    Keystone                                        269,543                  ---    100.0%         487,495          ---       100.0%
                                                 ----------          -----------    ------     -----------   ----------       ------
 Total commercial real estate
  mortgage loans . .                                926,067              383,764    141.3%       1,862,802      575,570       223.6%
                                                 ----------          -----------    ------     -----------   ----------       ------

 Triad auto loans                                   102,407               38,277    167.5%         172,953       76,333       126.6%
                                                 ----------          -----------    ------     -----------   ----------       ------

         Total loan originations                 $3,514,556           $2,061,380     70.5%      $6,713,086   $3,683,473        82.2%
                                                 ==========          ===========     =====      ==========   ==========       ======


 Securitizations and sales
 ContiMortgage/ContiWest
    securitizations                              $2,100,000           $1,525,000     37.7%      $3,850,000   $2,790,000        38.0%
 Other home equity,
    home improvement and                            193,360              131,705     46.8%         389,543      217,584        79.0%
    other residential mortgage sales             ----------          -----------     -----      ----------   ----------        -----
 Total home equity, home improvement
    and other residential mortgage sales          2,293,360            1,656,705     38.4%       4,239,543    3,007,584        41.0%
                                                 ----------          -----------     -----      ----------   ----------        -----

 Commercial real estate mortgage loans:
    Conduit (ContiMAP(R)and affiliates)             581,343              328,007     77.2%         581,343      486,823        19.4%
    Keystone                                        269,543                  ---    100.0%         487,495         ---        100.0%
                                                 ---------           -----------    ------       ---------    ---------       ------
 Total commercial real estate
    mortgage loans                                  850,886              328,007    159.4%       1,068,838      486,823       119.6%
                                                 ----------          -----------    ------       ---------    ---------       ------
 Triad auto loans                                    80,007                  ---    100.0%         137,674       45,881       200.1%
 Strategic alliances                                 56,939               75,877   (25.0)%         157,188      250,077      (37.1)%
                                                 ----------          -----------    ------       ---------    ---------       ------

        Total securitizations and sales          $3,281,192           $2,060,589     59.2%     $ 5,603,243 $  3,790,365        47.8%
                                                 ==========          ===========    ======       =========    =========       ======





                            ContiMortgage Corporation
                       Delinquencies, Defaults and Losses
                             (dollars in thousands)
                                (unaudited)


 ContiMortgage                                          September 30,                           March 31,              September 30,
 Servicing Portfolio                                       1998                                    1998                     1997



 Serviced loan portfolio (at period end)                 $ 12,535,874                         $ 10,135,785               $ 8,163,419
                                                         ============                         ============               ===========
  Delinquencies:
     30 - 59 days                                               2.02%                                1.50%                     2.92%
     60 - 89  days                                              0.74%                                0.51%                     0.73%
     90 days and over                                           0.57%                                0.35%                     0.62%

     Total delinquencies (%)                                    3.33%                                2.36%                     4.27%
                                                         ============                         ============              ============
     Total delinquencies ($)                              $   417,862                         $    239,015              $    348,180
                                                         ============                         ============              ============

  Defaults:


     Foreclosures                                               1.95%                                2.31%                     2.98%
     Bankruptcies                                               1.53%                                1.70%                     1.39%
     Real estate owned                                          0.93%                                0.83%                     0.53%
     Loss mitigation (1)                                        0.91%                                0.74%                     0.07%
                                                         ------------                          ------------             ------------
     Total defaults (%)                                         5.32%                                5.58%                     4.97%
                                                         ============                          ============             ============
     Total defaults ($)                                  $    666,687                          $   565,238              $    405,503
                                                         ============                          ============             ============
 (1) This category includes  non-performing accounts specifically identified for accelerated resolution under the Company's loss mitigation program.  Resolution strategies include refinances,  reinstatements,  and full payoffs;  forbearance plans; pre-foreclosure sales for less than full payoff; third party foreclosure sales; deed-in-lieu (or "cash for keys"); and charge-offs.

                                                For the three          For the twelve
                                                months ended           months ended
 ContiMortgage                                  September 30,          September 30,
 Loan Loss experience                               1998                    1998
 --------------------

 Average serviced loan portfolio                $   12,013,942       $     10,254,773
                                                ==============       ================
 Net losses :
    REMICs and loans held
         pending sale or securitization         $       24,624       $         67,603

    Loans and properties
         purchased out of REMICs                         1,899                 14,027

               Total net losses                 $       26,523       $         81,630
                                                ==============       ================
 Net losses as a percentage of
 average amount outstanding (2):

    REMICs and loans held
         pending sale or securitization                  0.82%                  0.66%
    Loans and properties
         purchased out of REMICs                         0.06%                  0.14%
                                                --------------       ----------------
 Total net losses as a percentage
 of average amount outstanding                           0.88%                  0.80%
                                                ==============       ================


                 (2) Amounts for the three months ended September 30, 1998 are annualized.

Results of Operations

Three and Six Months Ended September 30, 1998 Compared with the
Three and Six Months Ended September 30, 1997

Net loss for the three and six months ended September 30, 1998 was $114.3 million and $108.2 million, respectively, compared with net income of $34.8 million and $61.7 million for the corresponding periods in fiscal 1998. The Company's total gross income decreased to $10.9 million and $153.0 million for the three and six months ended September 30, 1998, respectively, from $158.1 million and $292.2 million for the comparable periods last year.

As discussed previously in the "Discussion of Events During the Fiscal 1999 Second Quarter", the Company incurred charges related to commercial real estate valuation and other charges against earnings during the fiscal 1999 second quarter of $165.1 million. Also contributing to the decreases were fair value adjustments to primarily home equity related ESR for the three and six months ended September 30, 1998 of $78.4 million and $137.9 million, respectively. Further, the fiscal 1999 second quarter commercial real estate loan securitization resulted in a $3.3 million loss. There was no commercial real estate loan securitization in the 1999 fiscal first quarter. The Company generated pretax gain on sale of receivables from commercial real estate activities of $11.4 million and $15.8 million for the three and six months ended September 30, 1997, respectively.

Interest income and Expense:

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. In recent years the Company's origination, securitization and sales volume has increased significantly, contributing to a concurrent increase in the average level of loans held in inventory pending securitization. As a result, net interest income increased to $24.8 million and $41.4 million for the three and six months ended September 30, 1998, respectively, from $17.7 million and $31.5 million, respectively, for the corresponding periods last year. Interest income also includes accrued interest on ESR. In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements. Interest income increased $32.7 million and $55.0 million or 56.1% and 50.9%, for the three and six months ended September 30, 1998 compared to the three and six months ended September 30, 1997, respectively. Interest expense increased $25.6 million and $45.2 million or 63.3% and 59.1%, for the three and six months ended September 30, 1998 over the corresponding period fiscal 1998, respectively (see "Liquidity and Capital Resources" for discussion of future operations).

Net servicing income:

Net servicing income increased $11.2 million and $21.9 million or 62.7% and 64.8% for the second quarter and first half of fiscal 1999, respectively, over the corresponding periods in fiscal 1998 primarily due to the increase in the size of the Company's home equity servicing portfolio and the volume of home equity securitizations. The Company's home equity loan servicing portfolio increased to $12.5 billion at September 30, 1998 from $8.2 billion at September 30, 1997. Servicing income consists of fee income and capitalized servicing. The fee income component (which is realized in cash) represents income earned from the REMICs and other trusts based on the level of loans serviced. The fee income component of servicing income was $21.1 million and $39.5 million for the first three and six months of fiscal 1999 and $11.4 million and $22.5 million for the corresponding periods in fiscal 1998, respectively. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by amortization of capitalized servicing from prior securitizations. The net capitalized servicing component of servicing income was $7.9 million and $16.2 million for the second quarter and first half of fiscal 1999 compared with $6.4 and $11.3 million for the corresponding periods in fiscal 1998, respectively.

Compensation and benefits and General and administrative expenses:

In fiscal 1997, the Company acquired 100% of three retail home equity companies, California Lending Group, Inc., d/b/a United Lending Group, Resource One Consumer Discount Company, Inc., and Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc and 56% of an auto finance company, Triad Financial Corporation ("Triad"). In fiscal 1998, the Company acquired the remaining 44% of Triad and 100% of two additional retail home equity companies, Fidelity Mortgage Decisions Corporation and Crystal Mortgage Company, Inc. along with its subsidiary Lenders M.D., Inc. These companies are collectively referred to herein as the "Retail Subsidiaries". In each case, the companies acquired were former Strategic Alliances or ContiMortgage/ContiWest loan origination sources.

The table below allocates the Company's compensation and benefits, general and administrative expenses and headcount between the Retail Subsidiaries and all other activities. The Company's development of its retail origination platform has resulted in a change in the profile of the consolidated statements of income. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas wholesale origination costs in the form of retail loan origination points, are netted against gain on sale of receivables. Consequently, the accompanying unaudited consolidated statements of income reflect increases in retail operating expenses, as well as higher income from retail loan origination points (see "Gain (Loss) on Sale of Receivables and Excess Spread Receivables"). From the date of the acquisition of majority ownership, expenses of the acquired subsidiaries are included in the Company's consolidated expenses.

As demonstrated in the table below, the acquisition and expansion of the retail origination subsidiaries has resulted in significantly higher levels of compensation and benefits and general and administrative expenses. With respect to the Company's activities exclusive of the Retail Subsidiaries, the expense increases are indicative of the significant growth in ContiMortgage's origination volume, its serviced loan portfolio and the related growth in headcount to support these activities. Combined compensation and benefits and general and administrative expenses for ContiMortgage (exclusive of its retail subsidiaries) increased by $14.6 million and $21.7 million during the second quarter and first half of fiscal 1999, respectively. ContiMortgage's headcount (exclusive of its retail subsidiaries) was 1,379 as of September 30, 1998 compared with 810 as of September 30, 1997.

















                                                  Three                                       Six
                                              Months Ended                                Months Ended
                                              September 30,                               September 30,

                                           1998           1997         Increase      1998            1997         Increase
                                         ---------      --------       --------     ---------      -------        --------

                                                                      (dollars in thousands)
 Compensation and benefits:
    Retail Subsidiaries                    $  23,418   $   14,462    $    8,956     $    44,694     $   26,802      $  17,892
    Operations excluding Retail
                Subsidiaries                  28,424       22,015         6,409          50,472         39,909         10,563
                                           ---------   ----------    ----------     -----------     ----------      ---------
 Total compensation and benefits           $  51,842   $   36,477     $  15,365     $    95,166     $   66,711      $  28,455
                                           =========   ==========    ==========     ===========     ==========      =========

 General and administrative:
   Retail Subsidiaries                     $  18,520   $   10,611    $    7,909     $    34,966     $   20,274      $  14,692
   Operations excluding Retail
                Subsidiaries                  21,551       12,107         9,444          37,616         23,514         14,102
                                           ---------   ----------    ----------     -----------     ----------      ---------
 Total general and administrative          $  40,071   $   22,718     $  17,353     $    72,582     $   43,788      $  28,794
                                           =========   ==========    ==========     ===========     ==========      =========

 Headcount (at period end):
    Retail Subsidiaries                        1,944        1,202           742
    Headcount excluding Retail
                Subsidiaries                   1,612          892           720
                                            --------    ---------    ----------

 Total headcount                               3,556        2,094         1,462
                                            ========    =========    ==========


Gain (Loss) on Sale of Receivables and Excess Spread Receivables

Gain (loss) on sale of receivables:

The following table sets forth the components of gain (loss) on sale of receivables for the three and six months ended September 30, 1998 and 1997:


                                                                    Three Months Ended              Six Months Ended
                                                                       September 30,                  September 30,
                                                             1998                1997            1998              1997
                                                         ------------        -------------    ------------     ------------
                                                                                 (dollars in thousands)
 Home equity/home improvement:
    ContiMortgage/ContiWest securitizations              $   (10,142)        $      48,954    $      1,351     $    86,960
    Other (including whole loan sales,
 origination               points and fees)                    22,300               16,899          41,950          31,045
                                                         ------------        -------------    ------------     -----------
 Total home equity/home improvement                            12,158               65,853          43,301         118,005
 Commercial real estate                                       (2,510)               11,404         (1,248)          15,777
 Auto                                                           7,550                 (53)          12,417           6,955
 Other                                                          (882)                1,588           (582)           2,395
                                                         ------------        -------------    ------------     ------------
        Total                                            $     16,316        $      78,792    $     53,888     $   143,132
                                                         ============        ============     ============     ============


Also, see "Discussion of Events During the Fiscal 1999 Second Quarter" on page 10.

Gain on sale of receivables with respect to ContiMortgage/ContiWest securitizations includes the gain recorded upon the completion of the securitizations as well as unrealized gains or losses that result from the quarterly adjustment of ESR to fair value. ESR fair value adjustments recorded in fiscal 1999 are discussed in the following section on "Excess Spread Receivables".

Excluding the ESR fair value adjustments, gain on sale of receivables for ContiMortgage/ContiWest securitizations was $64.5 million and $132.9 million for the three and six months ended September 30, 1998, respectively. Gain on sale of receivables for ContiMortgage/ContiWest securitizations was $49.0 million and $87.0 million for the three and six months ended September 30, 1997, respectively. The increases in fiscal 1999 over the comparable periods in fiscal 1998 reflect higher levels of securitization volume: $2,100 million for the fiscal 1999 second quarter, up 37.7% from $1,525 million in the comparable 1998 quarter; $3,850 million for the fiscal 1999 six month period, up 38.0% from $2,790 million in the comparable 1998 period. Gain on sale percentage (i.e., gain on sale before ESR fair value adjustments as a percentage of securitization volume), was 3.07% for the second quarter of fiscal 1999, down from 3.21% in the comparable 1998 quarter. The impact of lower premiums paid to acquire loans from wholesale sources was more than offset by a tightening in the spread (adjusted for hedge results) between the interest rates on the mortgage loans securitized and the rates on the securities sold. The gain on sale percentage was 3.45% for the six months ended September 30, 1998 compared with 3.12% in the comparable prior period. The improvement reflects the benefit of lower premiums paid, offset in part by a widening in the interest rate spread.

Excess Spread Receivables:

At September 30, 1998 and March 31, 1998, the Company's ESR portfolio was comprised of the following :

                                                   September 30,       Percentage           March 31,        Percentage
                                                      1998             of Total               1998             of Total
                                                 --------------        ----------           ---------        -----------
                                                                       (dollars in thousands)
 Home equity:
     ContiMortgage/ContiWest                       $    667,228             84.1%        $  555,884           85.7%
     Other servicers                                     33,445              4.2             37,428             5.8
                                                 --------------        ---------          ---------          ----------
        Total home equity                               700,673             88.3            593,312            91.5
 Home improvement                                         4,949              0.6              7,919             1.2
 Commercial real estate                                  39,473              5.0              8,233             1.3
 Auto                                                    40,682              5.1             28,223             4.3
 Leases                                                   6,470              0.8              8,960             1.4
 Franchise                                                1,506              0.2              2,138             0.3
                                                 --------------       ----------          ---------          ----------
        Total ESR portfolio                      $      793,753           100.0%         $  648,785          100.0%
                                                 ==============       ==========          =========          ==========


The ESR is reported as "Interest-only and residual certificates" in the accompanying unaudited consolidated balance sheets. The ESR represents the present value of an estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. These cash flows include the excess of the weighted average coupon on the loans or other assets securitized over the sum of the pass-through interest rate, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized. At September 30, 1998, ESR totaled $793.8 million, of which $667.2 million, or 84.1% of the total, was attributable to ContiMortgage/ContiWest securitizations.

A major factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized CPR. In determining fair value of the ContiMortgage/ContiWest ESR portfolio as of September 30, 1998, the Company's weighted average estimated future CPR was 28%.

Additional factors that are considered in determining the fair value of ESR are estimated future credit losses and the discount rate. As a credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. The weighted average annual credit loss provision used in the determination of the fair value of ContiMortgage/ContiWest's ESR was 0.68% at September 30, 1998. The future cash flows estimated as of September 30, and March 31, 1998, taking into consideration estimated prepayment rates and credit losses, were discounted at a rate of 10% to arrive at the fair value amounts presented in the accompanying unaudited consolidated balance sheets. If actual prepayments or credit losses are greater than the assumptions used to determine ESR fair value, the ESR carrying value will be written down through a charge to earnings. Given the size of the Company's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on ESR fair value. (See the table below.)

As of September 30, 1998, changes in the assumptions would have approximately the following impact on ESR fair value:

Factor                             Change            Fair value impact
----------------------------------------------------------------------
Annual CPR                    100 basis points       $30 million
Annual credit losses           10 basis points       $30 million
Discount rate                 100 basis points       $30 million

The following table presents an analysis of ESR activity during the six months ended September 30, 1998:


---------------------------------------------------------------------
Interest-only and residual certificates (in thousands):
---------------------------------------------------------------------

  Balance as of March 31, 1998                                    $  648,785
     New securitizations:
         ContiMortgage 1998-2                       100,175
         Triad 1998-2                                 6,165
         ContiMortgage 1998-3                       130,388
         Triad 1998-3                                 9,621
         Commercial (1)                              35,931          282,280
                                                   --------
     Net cash distributions from REMICs and trusts                  (21,040)
     Accruals of interest income                                      25,583
     Special Charges (2)                                             (4,000)
     Fair value adjustments (see discussion below)                 (137,855)
                                                                   ---------
  Balance as of September 30, 1998                                 $ 793,753
                                                                   =========


(1) Represents "BB+/-" rated certificates retained from the Morgan Stanley Capital 1998-CF1 securitization.
(2) Included in special charges was a $4.0 million write-down of the "BB+/-" rated certificates retained from the Morgan Stanley Capital 1998-CF1 securitization.


ESR Fair Value Adjustments - The $137.9 million adjustment noted above included $59.5 million in the fiscal 1999 first quarter and $78.4 million in the second quarter. The first quarter adjustment was primarily attributable to higher prepayment speeds. During the first quarter, the Company increased the weighted average estimated future CPR for its ContiMortgage/ContiWest ESR portfolio from 27% at March 31, 1998 to 28% at June 30, 1998. At September 30, 1998, the estimate remained at 28%. Approximately $25 million of the aggregate second quarter adjustment was the result of a higher level of actual prepayments during the quarter than the level assumed in the computation of ESR fair value on ContiMortgage/ContiWest REMICs. Prepayments moderated later in the quarter. During the second quarter, the Company increased its assumption of future credit losses on ContiMortgage/ContiWest REMICs to reflect the increase in its assumed level of future defaults and loss severity. This increase accounted for $46.3 million of the fair value adjustment. Actual credit losses for the quarter were in line with expectations. Combined historical and estimated future losses as a percentage of original pool balances (for ContiMortgage/ContiWest REMICs) was 2.08% at September 30, 1998 compared with 1.81% at June 30, 1998.


Liquidity and Capital Resources

Also, see  "Discussion of Events During the Fiscal 1999 Second  Quarter" on page
10.


Sources of Liquidity and Capital

The Company requires continued access to short- and long-term sources of funding for its continued operations. The Company's primary cash requirements include the funding of: (i) mortgage, loan and lease originations and purchases pending their pooling and sale; (ii) premiums paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over-collateralization or reserve account requirements in connection with loans and leases pooled and sold; (iv) servicer advances to REMICs; (vi) ongoing administrative and other operating expenses;
(vii) payments related to tax obligations; (viii) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds;
(ix) the costs of sales under the Company's Facilities; (x) funding margin calls and (xi) the cost of any subsequent purchase price adjustments on prior acquisitions.

The Company's primary sources of liquidity are sales of loans, leases and other assets through securitization, whole loan sales, the sale of loans, leases and other assets under its Facilities, the issuance of shares of common stock, the issuance of long-term debt and short-term borrowed funds.

The Company had $2.40 billion of committed and $3.20 billion of uncommitted funding capacity under the Facilities as of September 30, 1998. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreements allow the Company to sell receivables held for sale to financial institutions under agreements to repurchase the receivables. The Facilities generally have one year renewable terms, which expire between November 1998 and September 1999 as follows (amounts in thousands):





                                       Committed          Uncommitted        Total
  Expiration                            Facility          Facility           Facility

                                --------------------------------------------------------
                                                    (in thousands)
                                --------------------------------------------------------
  November, 1998                      $  150,000           $  350,000       $   500,000
  December, 1998                         300,000              950,000         1,250,000
  March, 1999                            300,000              100,000           400,000
  June, 1999                             150,000              600,000           750,000
  July, 1999                             500,000                    0           500,000
  August, 1999                           250,000              450,000           700,000
  September, 1999                        750,000              750,000         1,500,000
                                ----------------           ----------        ----------
    Total facilities                  $2,400,000           $3,200,000        $5,600,000
                                ================           ==========        ==========

As of September 30, 1998, the Company had utilized $2.0 billion of the capacity under the Facilities. Although the Company currently plans to renew these facilities when they expire, there can be no assurance that such financing will be obtainable on as favorable terms, if at all.

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

On August 21, 1998, the Company increased its Commercial Paper Program backed by an irrevocable direct-pay letter of credit provided by a syndicate of banks from $275.0 million to $317.5 million. At September 30, 1998, $314.2 million of commercial paper was outstanding. As of November 13, 1998 the Company is fully drawn under its Commercial Paper Program and Revolving Credit Facility.

In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's operations. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. At September 30, 1998, $52.0 million of these sales were outstanding. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Another method of generating liquidity from the ESR portfolio is through the sale of Net Interest Margin Notes, which generated proceeds of $159.7 million in fiscal 1998. Although the Company intends to continue to pursue opportunities to sell ESR, there is only a limited market for such instruments and no assurance can be given that such opportunities will be available in the future.

However, the Company has operated on a negative cash flow basis and is dependent on various financing sources for its continued operations. Although the objective of the actions discussed above is to achieve a positive cash flow from operations, no assurance can be given that this objective will be achieved. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans and other assets under its Facilities. The Company is dependent on securitizations and whole-loan sales to generate the cash flow to repay these lines and to create availability on such lines for new fundings. Adverse conditions in the securitization and whole-loan sale markets could impair the Company's ability to originate, purchase and sell loans and other assets on a favorable or timely basis. No assurance can be given that such adverse conditions will not occur or that the Company will have continued access to these Facilities or that renewals will be obtainable on as favorable terms, if at all. Failure of the Company to have continued access to the securitization and whole-loan sale markets and its Facilities and other financing lines or failure of the Company to renew such Facilities and other financing lines could have a material adverse effect on the Company's liquidity, financial condition and operations.

The Company is also required to comply with various financial covenants under its outstanding senior notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of the Purchase and Sale Facilities and agreements to repurchase (the "Repurchase Agreements") including, among other things, a 2.5 to 1 leverage ratio, a minimum net worth test and an interest coverage ratio. The Company was in compliance with these covenants as of September 30, 1998 but may or may not be in compliance as of the end of the third quarter of fiscal year 1999. If it appears necessary, the Company will approach its lenders under the Revolving Credit Facility and the Commercial Paper Program for covenant relief. However, no assurance can be given that any such relief will be forthcoming. The Company's ability to continue to obtain funding under the Revolving Credit Facility and the Commercial Paper Program is subject to its continued compliance with these covenants or, if necessary, obtaining covenant relief. The Company's ability to remain in compliance is dependent on factors beyond the control of the Company, primarily conditions in the securitization and whole-loan sale markets. Failure of the Company to remain in compliance with the financial covenants may result in discontinuation of funding under its financing facilities and could have a material adverse effect on the Company's liquidity, financial condition and operations.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. The repurchase of one million shares was completed in July 1998 at an average cost of $27.66 per share. The purchased shares are held in treasury for use in connection with ContiFinancial's Stock Plan.


On November 12, 1998, Moody's Investors Service downgraded the Company's long-term debt ratings to B1. On October 13, 1998, Standard & Poor's lowered its senior unsecured debt and long-term debt credit ratings to B+. On October 15, 1998, Fitch IBCA reduced the Company's long-term debt rating to BB. Reductions in ratings will likely increase the Company's borrowing costs under its Revolving Credit Facility and its Commercial Paper Program.



Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company. The issue primarily encompasses computer programs and applications that were written using two digits (instead of four) to describe an applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant would have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but the impact of noncompliance by certain significant counterparties, including Strategic Alliances.

The Company has undertaken a project to bring its systems into Year 2000 compliance. This project includes an assessment to determine the anticipated cost to remediate its systems and applications to make them Year 2000 compliant. Project efforts are being coordinated by a Year 2000 Task Force whose members include the Company's senior management and information technology, finance, accounting and legal staffs, supported by external consultants. Similar task forces have been formed by each of Company's majority owned subsidiaries. The
Company's Year 2000 Task Force established the following five step project methodology to address the Company's Year 2000 issues: (1) awareness and project definition; (2) systems inventory and assessment; (3) remediation; (4) testing; and, (5) implementation. The chart below describes the Company's current and anticipated progress on the Year 2000 issue.

  ---------------------------------------------------- ----------------- ---------------- ---------------------------
                                                            TARGET
                         PHASE                               DATE            STATUS                COMMENTS
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  Awareness and Project Definition - Heighten          March, 15, 1998      Complete
  awareness of the Company's Year 2000 issues and
  formulate plans to address them.
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  Systems Inventory and Assessment - Inventory all
  hardware, software and computerized systems and                                         A portion of the
  identify those requiring Year 2000 remediation.         April 15,       Substantially   facilities assessment is
                                                             1998           Complete*     incomplete.
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  Remediation - Modify or replace all hardware,                                           Awaiting Year 2000
  software and computerized systems that are not                                          compliant software
  Year 2000 compliant.                                  August 31, 1998     Partially     upgrades from some
                                                                           Completed*     vendors.
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  Testing - Test modifications to and replacements
  of all hardware, software and computerized systems     December 31,     In progress;
  for Year 2000 compliance.                                  1998           on target
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  ---------------------------------------------------- ----------------- ---------------- ---------------------------
  Implementation - Integrate the remediated and
  tested hardware, software and computerized systems    March 31, 1999    In progress;
  into the Company's operations.                                            on target
  ---------------------------------------------------- ----------------- ---------------- ---------------------------

* The Company does not expect a material adverse effect as a result of not meeting these targets.


Based on its analysis of the data from the systems inventory and assessment phase, the Company has concluded that the greatest risk posed by the Year 2000 issue concerns the computerized loan servicing systems utilized by its home equity, auto and commercial lending operations. If such systems fail to operate properly as a result of the Year 2000 issue, the loan servicing process could not be executed in a manual environment. Both ContiMortgage, the Company's largest home equity originator, and Triad, the Company's auto loan originator, use loan servicing systems and software developed by outside vendors. These systems and related key ancillary systems are operated and maintained in-house or under a service arrangement with the vendors. Conversion to new systems and servicing software could take up to twelve months. Accordingly, a large part of the Company's remediation effort currently focuses on insuring that ContiMortgage's and Triad's loan servicing systems will not be negatively impacted by the Year 2000 issue.

     ContiMortgage's loan servicing software service provider has stated that the system should be remediated and tested for Year 2000 compliance by the end of 1998, with additional testing during the first quarter of 1999. Because ContiMortgage's loan servicing software will not be available until December 1998, the Company will not be able to complete the remediation phase until that time, as noted in the chart above. ContiMortgage's loan servicing software vendor is one of the largest in the financial services industry and its Year 2000 remediation and testing efforts are being scrutinized by the Federal Financial Institutions Examination Council. The loan servicing software vendor has retained an independent auditor to monitor its Year 2000 remediation and testing efforts and to provide regular reports to the vendor's customers. The Company believes that ContiMortgage's loan servicing software vendor will meet its scheduled deadlines for Year 2000 compliance. ContiMortgage is in the process of creating a contingency plan that could be implemented in the event that its loan servicing software vendor is unable to address the Year 2000 issue. However, if ContiMortgage's loan servicing software vendor is unable to correct all Year 2000 issues by the target dates and ContiMortgage's contingency plan for that event proves inadequate, this would likely have a material adverse impact on the Company. Even with a contingency plan in place, it is possible that ContiMortgage could suffer a business disruption that could have a material adverse impact on the Company. In addition, ContiMortgage estimates that remediation and testing of other systems and applications for Year 2000 compliance will require about 10,000 working hours. The target deadline for remediation of these systems and applications is December 31, 1998, and approximately 50% of the project has been completed to date. Expenses associated with the remediation and testing of those systems and applications is included in the Company's year 2000 estimate of costs.

Triad uses a vendor for its computerized loan servicing and collections system. According to the terms of its contract with Triad, the loan servicing and collections vendor is obligated to ensure that the Year 2000 issue does not cause an interruption in the services it provides to Triad. Triad is in the process of testing its computerized systems and applications for Year 2000 readiness and will participate in group tests with its loan servicing and collections vendor, loan origination sources and other entities with which it exchanges information electronically. Triad is formulating a contingency plan for use in the event that its loan servicing and collections vendor fails to address the Year 2000 issue.

The Company is also working to assess that other operations are not materially affected by the Year 2000 issue. The ability of the Company's subsidiaries to generate new business would be severely impacted if the Company's primary long distance telephone carrier experiences Year 2000 related difficulties. The Company's primary long distance telephone carrier anticipates that its systems will be Year 2000-compliant by late calendar year 1998. However, telecommunications networks are difficult to test and it is highly unlikely that the Company's long distance telephone carrier will provide written assurance that the Company's telecommunications network will not experience Year 2000-related interruptions. Therefore, the Company will have to rely on its long distance carrier's reputation, public statements and internal testing procedures.

Another function that could be adversely effected by the Year 2000 issue are the credit reporting agencies which provide the Company's home equity and auto lending subsidiaries with information about the creditworthiness of potential borrowers. The Company's subsidiaries make extensive use of these credit reporting agencies, which in turn rely on consumer information provided to them by third parties. Each credit reporting agency has informed the Company that it plans to be Year 2000-compliant by late calendar year 1998. However, some credit industry estimates indicate that over half of all consumer reports from credit reporting agencies could be inaccurate or incomplete as a result of the Year 2000 issue. If the credit reporting agencies, or the third parties upon which they rely, experience such difficulties, this could have a material adverse impact on the Company's business operations.

The Company believes that through the execution of its Year 2000 project methodology, it will significantly reduce the risk of a major business interruption due to Year 2000 failures. The major risks are associated with the Year 2000 remediation efforts of third party vendors utilized by the Company. The vendors have provided information indicating that they will meet their respective target deadlines for resolution of Year 2000 issues. The Company is in the process of developing contingency plans for use in the event that any of its hardware, software or other computerized systems, or those of a vendor, are not ready for the Year 2000. These contingency plans should be complete by late calendar year 1998.

     The Company reaffirms its estimate that the direct cost of its Year 2000 remediation,including contingency planning, will be approximately $5.0 million. This estimate is subject to change as the project progresses. To date, the Company has spent approximately $1.0 million on the Year 2000 issue. The Company presently believes, based on the information obtained during the systems inventory and assessment phase, that the Year 2000 issue will not have a material adverse impact on its computer systems or operations. However, the interdependent nature of the Company's operations, in particular its substantial reliance on third party vendors, makes it impossible to say with certainty that the Year 2000 issue will not have a material adverse impact on those computer systems and operations. The Company will reassess the expected cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the remediation, testing and implementation phases of its Year 2000 conversion effort.




Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the ability of the Company to negotiate agreements to sell whole loans; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; its needs for financing; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; the capital markets conditions, including the markets for asset-backed securities, commercial mortgage-backed securities and net interest margin securities; the performance of the Company's subsidiaries and affiliates; the Company's Year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.









Item 3.           Quantitative and Qualitative Disclosures About Market Risk.


                  Not applicable.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings.

                  The Company believes that litigation could result from the suspension of fundings with respect to that portion of the Company's commercial real estate loan business originated by ContiTrade Services L.L.C. ("ContiTrade") under the ContiMAP(R) conduit. One such action was filed and subsequently settled and other litigation has been threatened. It is unclear whether any of such threats will result in litigation. ContiTrade bas been actively pursuing settlement of all potential claims. ContiTrade believes that it has valid defenses to such claims and intends to vigorously defend against any litigation that might ensue. The Company is presently unable to estimate the amount of ultimate loss to resolve these claims.


Item 4.           Submission of Matters to a Vote of Security Holders.

                   (a) The annual meeting of shareholders of the Company
                       was held September 16, 1998.

                   (b) Directors whose term of office as a director
                       continued after the meeting including the Class III Directors elected below:


          Class I Directors      Class II Directors         Class III Directors
          James E. Moore         Paul J. Fribourg           James J.  Bigham
          Donald L. Staheli      John W. Spiegel            John P. Tierney
                                 Lawrence G. Weppler        Michael J. Zimmerman
                  (c) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated July 28,1998 :

                                (i)  Election of Class III Directors

     Nominee                                For          Withheld
     James J. Bigham                  45,196,718          53,568
     John P. Tierney                  45,196,193          54,093
     Michael J. Zimmerman             45,194,743          55,543

                                                                   For           Against          Abstain
  (ii) Approve the Senior Executive Warrant-Based
 Long-Term Incentive Plan:                                     44,822,147        384,199           43,940
                                                                                                                  Non-Vote
 (iii) Amend the 1995 Long-Term Stock Incentive
 Plan:                                                         41,410,342        854,626           38,920         2,946,398



(iv) Appointment of Auditors:                                  45,222,345         19,201            8,740

                                 Appointment of the firm of Arthur Andersen LLP as the independent accountants for the Company for the fiscal year ending March 31, 1999.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                  Exhibit
                     No.                             Description

                  11.1              Computation of the Company's Earnings Per
                                    Common Share

                  12.1              Ratio of Earnings to Fixed Charges

                  10.1 Amendment to the Letter of Credit and Reimbursement Agreement

                  27.1              Financial Data Schedule

                  (b)  Reports on Form 8-K.

                  None.

                                                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ContiFinancial Corporation



 Date               Signature               Title

 November 16, 1998  /s/ Daniel J. Willett   Senior Vice President and Chief
 -----------------  ---------------------

                    Daniel J. Willett       Financial Officer
                                            (Principal Financial Officer)