Form 10-Q
period 1998-12-31
CONTIFINANCIAL CORP
filed 1999-02-16
CIK 1002130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                                     1-14074
                            (Commission File Number)


                           ContiFinancial Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                              13-3852588
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          277 Park Avenue
         New York, New York                                           10172
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:          (212) 207-2800

                                    no change
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The Company had 46,749,435 shares of common stock outstanding as of February 11, 1999.

                           ContiFinancial Corporation

                                Table of Contents


                                     PART I

                                                                                                     Page
                                                                                                     ----
Item 1.  Financial Statements (unaudited)
            Consolidated Balance Sheets ............................................................   3
            Consolidated Statements of Income ......................................................   4
            Condensed Consolidated Statements of Cash Flows ........................................   5
            Notes to Unaudited Condensed Consolidated Financial Statements .........................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
            Discussion of Events During the Three and Nine Months Ended
                   December 31, 1998 ...............................................................  11
            Selected Financial Information .........................................................  16
            Results of Operations ..................................................................  18
            Gain (Loss) on Sale of Receivables and Excess Spread Receivables .......................  20
            Liquidity and Capital Resources ........................................................  24
            Year 2000 ..............................................................................  26
            Forward-looking Statements .............................................................  29
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................  29

                                     PART II

Item 1.  Legal Proceedings .........................................................................  30
Item 6.  Exhibits and Reports on Form 8-K ..........................................................  30

Signatures .........................................................................................  31

                           CONTIFINANCIAL CORPORATION
                           Consolidated Balance Sheets
                   as of December 31, 1998 and March 31, 1998
                        (in thousands, except share data)
                                  (unaudited)

                                                                                                     December 31,        March 31,
                                                                                                         1998               1998
                                                                                                     -----------        -----------
                                            Assets
Cash and cash equivalents ....................................................................       $   110,691        $   173,588
Restricted cash ..............................................................................             2,825              1,147
Securities purchased under agreements to resell ..............................................            75,726            857,649
Receivables held for sale, net:
  Receivables held for sale ..................................................................           942,947            726,990
  Allowance for loan losses ..................................................................            (5,069)            (2,685)
                                                                                                     -----------        -----------
Receivables held for sale, net ...............................................................           937,878            724,305
Other receivables ............................................................................            86,928            117,678
Due from affiliates ..........................................................................           103,085             46,922
Interest-only and residual certificates ......................................................           849,644            648,785
Capitalized servicing rights .................................................................           105,577             74,292
Premises and equipment, net of accumulated depreciation of $12,313
  and $7,951 as of December 31, 1998 and March 31, 1998, respectively ........................            25,205             18,887
Cost in excess of equity acquired ............................................................            79,062             55,738
Equity investments in unconsolidated subsidiaries ............................................            19,343             53,660
Other assets .................................................................................            68,023             35,928
                                                                                                     -----------        -----------
         Total assets ........................................................................       $ 2,463,987        $ 2,808,579
                                                                                                     ===========        ===========

                             Liabilities and Stockholders' Equity
Liabilities:
Accounts payable .............................................................................       $   109,026        $    91,179
Securities sold but not yet purchased ........................................................            74,209            847,470
Receivables sold under agreements to repurchase ..............................................           574,561            245,556
Due to affiliates ............................................................................             7,542                163
Short-term debt ..............................................................................           512,233            366,104
Taxes payable ................................................................................                --             81,190
Long-term debt ...............................................................................           699,269            499,553
Other liabilities ............................................................................            19,935             30,427
                                                                                                     -----------        -----------
         Total liabilities ...................................................................         1,996,775          2,161,642
                                                                                                     -----------        -----------
Commitments and contingencies
Minority interest in subsidiaries ............................................................             4,652                629

Stockholders' equity:
   Preferred stock (par value $0.01 per share; 25,000,000 shares authorized; none
       issued at December 31, 1998 and March 31, 1998) .......................................                --                 --
   Common stock (par value $0.01 per share;  250,000,000 shares authorized;
       47,657,539 shares issued at December 31, 1998 and March 31, 1998) .....................               477                477
   Paid-in capital ...........................................................................           400,101            399,776
   Retained earnings .........................................................................            95,925            262,956
   Treasury stock (908,104 and 201,209 shares of common stock, at cost, at December
      31, 1998 and March 31, 1998, respectively) .............................................           (25,096)            (5,794)
   Deferred compensation .....................................................................            (8,847)           (11,107)
                                                                                                     -----------        -----------
         Total stockholders' equity ..........................................................           462,560            646,308
                                                                                                     -----------        -----------
         Total liabilities and stockholders' equity ..........................................       $ 2,463,987        $ 2,808,579
                                                                                                     ===========        ===========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
         for the three and nine months ended December 31, 1998 and 1997
                        (in thousands, except share data)
                                   (unaudited)

                                                                      Three Months                            Nine Months
                                                                    Ended December 31,                     Ended December 31,
                                                             --------------------------------       --------------------------------
                                                                 1998                1997               1998                1997
                                                             ------------        ------------       ------------        ------------
Gross income:
   Gain on sale of receivables .......................       $     35,720        $     82,631       $     89,608        $    225,763
   Commercial real estate
      valuation adjustments (see Note 3) .............                 --                  --           (129,034)                 --
   Interest ..........................................             72,740              63,497            235,619             171,401
   Net servicing income ..............................             18,631              24,866             74,317              58,646
   Other income (loss) ...............................             (1,523)              6,261              8,029              13,598
                                                             ------------        ------------       ------------        ------------
         Total gross income ..........................            125,568             177,255            278,539             469,408
                                                             ------------        ------------       ------------        ------------
Expenses:
   Compensation and benefits .........................             48,366              45,394            143,532             112,105
   Interest ..........................................             61,285              43,551            182,807             119,913
   Provision for loan losses .........................              1,059                 865              4,110               3,379
   General and administrative ........................             41,342              27,164            113,924              70,952
   Other charges (see Note 3) ........................             44,192                  --             80,282                  --
                                                             ------------        ------------       ------------        ------------
         Total expenses ..............................            196,244             116,974            524,655             306,349
                                                             ------------        ------------       ------------        ------------
Income (loss) before income taxes and
    minority interest ................................            (70,676)             60,281           (246,116)            163,059
Income taxes (See Note 7) ............................            (11,907)             24,170            (79,168)             66,154
                                                             ------------        ------------       ------------        ------------
Income (loss) before minority interest ...............            (58,769)             36,111           (166,948)             96,905
Minority interest in subsidiaries ....................                 31                 971                 83                  55
                                                             ------------        ------------       ------------        ------------
         Net income (loss) ...........................       $    (58,800)       $     35,140       $   (167,031)       $     96,850
                                                             ============        ============       ============        ============
Basic earnings (loss) per common share ...............       $      (1.27)       $       0.75       $      (3.61)       $       2.10
                                                             ============        ============       ============        ============
Diluted earnings (loss) per common share .............       $      (1.27)       $       0.74       $      (3.61)       $       2.07
                                                             ============        ============       ============        ============
Basic weighted average number of
   shares outstanding ................................         46,140,707          46,870,941         46,326,692          46,160,728
                                                             ============        ============       ============        ============
Diluted weighted average number of
   shares outstanding ................................         46,140,707          47,415,299         46,326,692          46,874,537
                                                             ============        ============       ============        ============


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
              for the nine months ended December 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                                                                     -----------------------------
                                                                                       1998                 1997
                                                                                     ---------           ---------
Net cash used in operating activities ..........................................     $(342,937)          $(200,807)
                                                                                     ---------           ---------
Cash flows from investing activities:
      Acquisitions of majority owned subsidiaries (net of cash acquired) .......       (26,730)             (4,796)
      Acquisitions of minority owned subsidiaries ..............................        (1,544)            (37,393)
      Purchase of property and equipment, net ..................................       (10,983)             (8,555)
                                                                                     ---------           ---------
         Net cash used in investing activities                                         (39,257)            (50,744)
                                                                                     ---------           ---------
Cash flows from financing activities:
      Increase(decrease) in due to affiliates ..................................         7,379             (29,203)
      Increase in short-term debt ..............................................       145,884             243,333
      Increase in long-term debt ...............................................       199,778                 987
      Proceeds from exercise of employee stock options .........................            --                 996
      Debt issuance costs ......................................................       (11,692)                 --
      Repurchase of common stock ...............................................       (22,052)                 --
      Net proceeds from common stock offering ..................................            --             100,778
      Other, net ...............................................................            --                 128
                                                                                     ---------           ---------
          Net cash provided by financing activities                                    319,297             317,019
                                                                                     ---------           ---------
Net increase (decrease) in cash and cash equivalents ...........................       (62,897)             65,468
Cash and cash equivalents at beginning of period ...............................       173,588              51,200
                                                                                     ---------           ---------
Cash and cash equivalents at end of period .....................................     $ 110,691           $ 116,668
                                                                                     =========           =========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                            CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

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

3.   COMMERCIAL REAL ESTATE VALUATION ADJUSTMENTS and OTHER CHARGES

The Company's results were significantly and adversely affected by difficult capital market conditions that commenced during the second quarter of fiscal 1999, with the effects of and certain conditions continuing to a lesser degree during the third quarter. Interest rates on U.S. Treasury securities moved significantly lower during the second quarter as fixed income investors purchased large amounts of these securities in a "flight to quality" and at the same time the interest rate spread between such securities and other fixed income securities widened considerably as demand for other fixed income securities declined dramatically. These unusual interest rate movements had an adverse impact on the market for commercial real estate loans, subprime home equity loans, other residential mortgages and securities backed by such loans.

These market disruptions affected many participants in the commercial real estate and subprime home equity industries, including several of the Company's majority and minority-owned affiliates.

These adverse developments resulted in the following charges to the Company's accompanying consolidated statements of income. First, a commercial real estate valuation adjustment of $129.0 million was incurred during the second quarter. Second, charges for $44.2 million and $80.3 million were incurred during the three and nine months ended December 31, 1998, respectively, to write down investments in or establish reserves on receivables from majority and minority-owned affiliates and to cover the expenses in connection with the Company's decision to reduce the scope of certain business activities. This charge is shown under the caption "Other charges" on the accompanying consolidated statements of income. The Company also incurred charges during these periods as a result of the fair value adjustment of its ESR portfolio relating to home equity loans. Details of this ESR fair value adjustment are set forth in Item 2. "Management's Discussion and Analysis of
Financial Condition and Results of Operations -Gain (Loss) on Sale of Receivables and Excess Spread Receivables."

The commercial real estate valuation adjustments of $129.0 million for the nine months ended December 31, 1998 are composed of a $125.0 million charge related to the write down of commercial real estate loans during the second quarter of fiscal 1999 and a $4.0 million reduction in the carrying value of commercial real estate related excess spread receivable ("ESR") during the same period.

Prior to sale or securitization, the Company's commerical real estate loans held for sale are carried at the lower of aggregate cost or market value. Market value represents the proceeds the Company believes it would receive if such assets were sold over a reasonable period of time under prevailing market conditions. The Company hedged its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities or interest rate futures contracts. During the second fiscal quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, spreads widened considerably, so much in fact that the market value of the loans declined at the same time that hedge losses were being incurred resulting in the charge of $125.0 million to the second quarter results.

At December 31, 1998, the Company had commercial real estate loans held for sale totaling $624.6 million of which $71.5 million was owned and $553.1 million of loans were sold with limited recourse under the Company's asset purchase and sale facilities with certain financial institutions (the "Purchase and Sale Facilities").

The other charges of $44.2 million and $80.3 million for the three and nine months ended December 31, 1998, respectively, consist of (i) charges of $11.8 million and $39.8 million that were recorded in order to establish reserves on receivables from such affiliates for the three and nine months ended December 31, 1998, respectively, (ii) charges in connection with the Company's decision to reduce the scope of certain business activities, resulting in an accrual of $4.8 million during the three months ended December 31, 1998, for severance plans related to the termination of approximately 170 employees, (iii) charges of $5.3 million relating to exit costs (not including employee severance costs) for commercial real estate activities during the nine months ended December 31, 1998, and (iv) charges of $27.6 million and $30.4 million during the three and nine months ended December 31, 1998, respectively, relating to the write down or the sale of certain minority and majority investments.

Included in the $27.6 million charge during the three months ended December 31, 1998, is a noncash accounting charge of $23.6 million related to the impairment of a minority-owned affiliate. The securitization of the loans of the minority-owned affiliate began to require large initial cash investments and investors in the securitization required an increasing yield on their investment decreasing the profit associated with securitization. Additionally, the minority-owned affiliate experienced liquidity constraints and a decrease in demand for whole loan product. These market factors caused a significant decrease in the fair market value of the minority-owned affiliate's origination business, as well as negatively impacted future cash flow. Estimated fair market value was determined by reviewing cash flow estimates and discussions with market professionals.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

4.   STOCKHOLDERS' EQUITY

The following table presents a reconciliation of basic and diluted earnings per common share (in thousands, except share amounts).

                                                                  Three Months                        Nine Months
                                                               Ended December 31,                 Ended December 31,
                                                           1998               1997              1998                1997
                                                        -----------        -----------       -----------        -----------
Net income (loss) .................................     $   (58,800)       $    35,140       $  (167,031)       $    96,850
                                                        ===========        ===========       ===========        ===========
Basic weighted average number of
  shares outstanding ..............................      46,140,707         46,870,941        46,326,692         46,160,728
Adjustments for dilutive shares outstanding:
   Restricted shares ..............................            --              202,724              --              176,241
   Options ........................................            --              341,634              --              537,568
                                                        -----------        -----------       -----------        -----------

Diluted weighted average number of
shares outstanding ................................      46,140,707         47,415,299        46,326,692         46,874,537
                                                        ===========        ===========       ===========        ===========

Earnings (loss) per common share:
     Basic ........................................     $     (1.27)       $      0.75       $     (3.61)       $      2.10
                                                        ===========        ===========       ===========        ===========
     Diluted ......................................     $     (1.27)       $      0.74       $     (3.61)       $      2.07
                                                        ===========        ===========       ===========        ===========

For the three and nine months ended December 31, 1998, there were no adjustments for restricted shares or options in computing the diluted weighted average number of shares outstanding as their effect was antidilutive. During the three and nine months ended December 31, 1997, options to purchase 295,000 and 98,333 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per common share as they were antidilutive.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. During the nine months ended December 31, 1998, the Company purchased 806,300 shares at an average cost of $27.35 per share, completing the authorized one million share repurchase. The purchased shares are held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan (the "Stock Plan").

5.   ACQUISITION

In April 1998, the Company acquired, for approximately $18.0 million, a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Keystone, an originator and servicer of commercial mortgage loans which acts as a mortgage banker primarily to the insurance industry but does not take principal risk.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

6.   DEBT

Short-term and long-term debt at December 31, 1998 and March 31, 1998 consisted of the following :

                                                                      December  31,     March 31,
                                                                          1998             1998
                                                                      -------------     ---------
                                                                             (in thousands)
Short-term debt:
   Commercial paper ...............................................     $311,873         $270,708
   Revolving credit facility ......................................      200,000           95,000
   Current portion of long-term debt ..............................          360              396
                                                                        --------         --------
Total short-term debt .............................................     $512,233         $366,104
                                                                        ========         ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003 ........     $299,376         $299,295
   7 1/2% Senior Notes, $200 million face amount, due 2002 ........      199,513          199,412
   8 1/8% Senior Notes, $200 million face amount, due 2008 ........      199,788               --
   Capitalized lease ..............................................          592              846
                                                                        --------         --------
Total long-term debt ..............................................     $699,269         $499,553
                                                                        ========         ========

On April 2, 1998, the Company issued $200 million aggregate principal amount of 8 1/8% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs were $188.1 million. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

On August 21, 1998, the Company increased its one year renewable unsecured commercial paper program ("Commercial Paper Program") backed by an irrevocable direct-pay letter of credit provided by a syndicate of banks from $275.0 million to $317.5 million. At December 31, 1998, $311.9 million of commercial paper was outstanding and the Company was fully drawn under its $200 million revolving credit facility ("Revolving Credit Facility").

The Company is required to comply with various financial covenants under its outstanding Senior Notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of two of the agreements to repurchase ("Repurchase Agreements"), including, among other things, leverage ratios, minimum net worth tests and interest coverage ratios. As of December 31, 1998, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. The Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. Amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Revolving Credit Facility and Commercial Paper Program and lenders agreed to exclude certain charges from the covenant ratio calculations. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements as of December 31, 1998. As part of the amendments to the Revolving Credit Facility, the Company has agreed to prepay the Revolving Credit Facility on August 20, 1999, which would make the revolving Credit Facility coterminous with the Commercial Paper Program, and increase the interest rate of the Revolving Credit Facility and the Commercial Paper Program by 138 basis points.

The Company's ability to continue to maintain funding under the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements is subject to its continued compliance with these amended covenants or, if necessary, obtaining covenant relief. The Company's ability to remain in compliance is dependent on factors some of which are beyond the control of the Company, primarily conditions in the securitization and whole-loan sale markets. The Company is dependent on continued access to its Revolving Credit Facility, Commercial Paper Program, Purchase and Sale Facilities and the Repurchase Agreements (collectively, the "Lending Facilities") or obtaining new financing sources in order to meet its cash needs. Failure of the Company to have continued access to the securitization and whole-loan sale markets and its Lending Facilities or the failure of the Company to renew such Lending Facilities or obtain alternate financing could have a material adverse effect on the Company's liquidity, financial condition and operations.

7.   TAXES

As of December 31, 1998, the Company recorded net deferred tax assets of $19.1 million. Included in this amount are net deferred tax liabilities of $6.7 million relating to temporary differences between financial accounting income and taxable income including, nondeductible and compensation related expenses, capitalized servicing rights, and interest-only and residual certificates, as well as a deferred tax asset of $25.8 million relating to the tax benefit of operating losses. In the opinion of management, it is more likely than not that the deferred tax asset will be realized. For income tax purposes, the loss carryforwards expire in years beginning after March 31, 2019.

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

Discussion of Events During the Three and Nine Months Ended December 31, 1998

Overview The Company's results were significantly and adversely affected by difficult capital market conditions that commenced during the second quarter of fiscal 1999, with the effects of and certain conditions continuing to a lesser degree during the third quarter. Interest rates on U.S. Treasury securities moved significantly lower during the second quarter as fixed income investors purchased large amounts of these securities in a "flights to quality" and at the same time, the interest rate spread between such securities and other fixed income securities widened considerably as demand for other fixed income securities declined dramatically. These unusual interest rate movements had an adverse impact on the market for commercial real estate loans, subprime home equity loans, other residential mortgages and securities backed by such loans.

As a result of these market disruptions, the value of the loans held for sale by the Company declined during these periods and the loans became more difficult to sell, either on a whole basis or through securitization. The most significant effect of this was realized on the commercial real estate activities. As a result of the decline in the value of the loans, which are used by the Company as collateral for the Company's Purchase and Sale Facilities and Repurchase Agreements, (collectively, the "Facilities") used to finance the purchase of the loans, margin calls were made by the lenders under the Facilities for additional cash collateral. Later in the third quarter, as market conditions improved and the value of loans held as collateral increased, a portion of this collateral was returned to the Company.

These market disruptions affected many participants in the commercial real estate and subprime home equity industries, including several of the Company's majority and minority-owned affiliates.

As discussed in further details below, the Company has taken several steps to respond to these changed market conditions. The Company has reduced the volume of home equity loan origination, with much of the reduction focusing on originations from wholesale sources, where the Company must pay a premium to acquire loans. The Company has negotiated an arrangement with a home equity loan buyer to sell whole loans, servicing released, to the buyer on a flow basis, reducing the Company's reliance on securitization as a method for selling its loans, reducing the Company's overall financing requirements and improving the Company's cash flow. The Company also plans to securitize its loans more frequently, resulting in smaller securitizations and a reduced need to finance loan inventory. With respect to commercial real estate loans, the Company will focus on the origination of these loans through Keystone, a subsidiary of the Company, which acts as a commercial mortgage banker and does not take principle risks.

These adverse developments resulted in the following charges to the Company's income statement. First, a commercial real estate valuation adjustment of $129.0 million was incurred during the second quarter. Second, charges for $44.2 million and $80.3 million were incurred during the three and nine months ended December 31, 1998, respectively, to write down investments in or establish reserves on receivables from majority and minority-owned affiliates and to cover the expenses in connection with the Company's decision to reduce the scope of certain business activities. This charge is shown under the caption "Other charges" on the accompanying consolidated statements of income. The Company also incurred charges during these periods as a result of the fair value adjustment of its ESR portfolio relating to home equity loans. Details of this ESR fair value adjustment are set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Gain (Loss) on Sale of Receivables and Excess Spread Receivables."

Commercial Real Estate Valuations and Other Charges
(dollars in thousands)

                                                              Three Months ended      Nine Months ended
                                                               December 31, 1998      December 31, 1998

Commercial real estate valuation adjustments:

     Commercial loan valuation adjustment                         $   --                   $125,034
     Excess spread receivables valuation adjustment                   --                      4,000
                                                                  --------                 --------
Total Commercial real estate valuation adjustment                     --                    129,034
                                                                  --------                 --------

Other charges:

     Reserves for receivables from affiliates                       11,754                   39,722
     Accrued severance plan for terminated employees                 4,838                    4,838
     Write down or sale of certain minority and
     majority investments                                           27,600                   30,383
     Accrued exit costs (not including employee
     severance costs) for reduction in commercial
     real estate activity                                             --                      5,339
                                                                  --------                 --------
Total other charges
                                                                    44,192                   80,282
                                                                  --------                 --------
Total commercial real estate valuation adjustments
and other charges                                                 $ 44,192                 $209,316
                                                                  ========                 ========

Commercial Real Estate Valuation Adjustments The commercial real estate valuation adjustments of $129.0 million for the nine months ended December 31, 1998 are composed of a $125.0 million charge related to the write down of commercial real estate loans during the second quarter of fiscal 1999 and a $4.0 million reduction in the carrying value of commercial real estate related ESR during the same period.

Prior to sale or securitization, the Company's commercial real estate loans held for sale are carried at the lower of aggregate cost or market value. Market value represents the proceeds the Company believes it would receive if such assets were sold over a reasonable period of time under prevailing market conditions. With respect to loans held for sale and the recourse risk on the Purchase and Sale Facilities, the Company hedged its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities or interest rate futures contracts. During the second fiscal quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, spreads widened considerably, so much in fact that the market value of the loans declined at the same time that hedge losses were being incurred resulting in a charge of $125.0 million to the second quarter results.

At December 31, 1998, the Company had commercial real estate loans held for sale totaling $624.6 million of which $71.5 million was owned and $553.1 million of loans were sold with limited recourse under the Company's Purchase and Sale Facilities.

Other Charges The other charges of $44.2 million and $80.3 million for the three and nine months ended December 31, 1998, respectively, consist of (i) charges of $11.8 million and $39.8 million that were recorded in order to establish reserves on receivables from such affiliates for the three and nine months ended December 31, 1998, respectively, (ii) charges in connection with the Company's decision to reduce the scope of certain business activities resulting in an accrual of $4.8 million in the three months ended December 31, 1998, for severance plans related to the termination of approximately 170 employees, (iii) charges of $5.3 million relating to exit costs (not including employee severance costs) for commercial real estate activities during the nine months ended December 31, 1998 and (iv) charges of $27.6 million and $30.4 million during the three and nine months ended December 31, 1998, respectively, relating to the write down or sale of certain minority and majority investments.

Included in the $27.6 million of costs incurred for the three months ended December 31, 1998, was a charge of $23.6 million related to the impairment of a minority-owned affiliate. The securitization of the loans of the minority-owned affiliate began to require large initial cash investments and investors in the securitization required an increasing yield on their investment. Additionally, the minority-owned affiliate experienced liquidity constraints and a decrease in demand for whole loan product. These market factors caused a significant decrease in the fair market value of such minority-owned affiliate's origination business, as well as negatively impacted future cash flow.

Impact on Operating Results - In addition to the items discussed above, the market conditions that prevailed during fiscal 1999 second quarter and continued during the third quarter had adverse impact on operating results. The deterioration of interest rate spreads caused the Company to record lower gain on sale and the need for liquidity required the Company to execute whole loan home equity sales at a loss.

As discussed in "Draws on liquidity" below, the Company is pursuing an approach to decrease the average home equity loans held for sale through a combination of whole loan sales and smaller, but more frequent, securitizations. During the third quarter of fiscal 1999, the Company executed whole loan sales of $782.6 million, including two ContiMortgage Corporation ("ContiMortgage") /ContiWest Corporation ("ContiWest") sales totaling $551.2 million and one $1.0 billion securitization. The two ContiMortgage/ContiWest whole loan sales were executed at a loss of $10.9 million due to market conditions and the interest rate environment negatively impacting premiums received versus the origination premiums paid on such loans which were predominately originated in the second quarter prior to the change in market conditions. The pretax gain on sale recorded in connection with the ContiMortgage/ContiWest securitization in the fiscal 1999 third quarter was $37.9 million. The gain on sale percentage (i.e., gain on sale as a percentage of securitization volume) for that transaction was 3.61%, up from 3.07% for the ContiMortgage/ContiWest securitization completed in the second quarter of fiscal 1999, primarily due to a decrease in premiums paid later in the quarter for loans from wholesale sources. The aforementioned amounts do not include the impact of ESR fair value adjustments.

The ESR fair value adjustment for the three and nine months ended December 31, 1998 was $24.0 million and $161.9 million, respectively. During the first quarter, the Company increased the weighted average estimated future Conditional Prepayment Rate ("CPR") for its ContiMortgage /ContiWest ESR portfolio from 27% at March 31, 1998 to 28% at June 30, 1998 where it still remains at December 31, 1998. In the third quarter the Company increased its estimate of future credit losses to reflect a projected increase in defaults on currently performing loans and loss severity on defaulted loans. The Company also increased its estimate of future prepayments on certain ContiMortgage/ContiWest real estate mortgage investment conduit's ("REMIC"). The decline in ESR fair value during the quarter as also impacted by greater than anticipated credit losses on

ContiMortgage/ContiWest REMIC's. These declines in value were partially offset by a favorable effect of the interest rate environment. (See "Gain (Loss) on Sale of Receivables and Excess Spread Receivables" for further discussion.)

Draws on liquidity - In the second quarter of fiscal 1999 interest rate spreads widened on securities backed by commercial real estate loans and, to a lesser extent, subprime home equity and other residential mortgage loans, the "margins" applied to financing for such loans prior to sale or securitization were in many instances increased. The margin represents the difference between a loan's principal value and the amount that can be borrowed by pledging the loan as collateral. In the normal course of its business activities, the Company maintains substantial inventories of loans held for sale or securitization and, as a result, has significant financing requirements. As a result of the reduction in the value of loans pledged as collateral for secured borrowings and/or the increase in related margins, the Company was required to post net cash collateral of $55.4 million and $14.9 million during the second and third quarters of fiscal 1999, respectively.

On an ongoing basis, the Company is required to maintain margin deposits in connection with its hedge positions. As noted earlier, the Company incurred significant hedge losses during the second quarter. As a result, the net cash outflow in connection with its hedge positions was $114.1 million and $18.6 million over the course of the second and third quarters of fiscal 1999, respectively. The Company had hedged its interest rate exposure on its loan portfolio through the short sale of U.S. Treasury securities, interest rate futures contracts or options on interest rate futures contracts. The Company intends to monitor the impact of hedging on its future liquidity and make adjustments to the hedging financial instruments accordingly.

Since the second quarter of fiscal 1999, the Company maintained sufficient levels of liquidity and was able to fund its business activities, albeit at a reduced level because of additional cash requirements in connection with margins on secured financing and margins on hedge positions. As discussed further below, the Company has taken steps to reduce its financing needs and provide continued access to liquidity. Continental Grain Company ("Continental Grain"), which owns approximately 78% of the Company's outstanding common stock, provides up to an aggregate of $85 million in monthly servicer advances to certain REMICs for which ContiMortgage, a wholly-owned subsidiary, is the servicer. Continental Grain has agreed to make these advances, for a fee, through October 15, 1999. Although the advances have been made to, and repaid by, the REMICs, and not by the Company or ContiMortgage, Continental Grain's advances improve the liquidity of the Company by relieving it of the significant portion of its obligation to make these advances itself.

The Company's most significant financing requirement is the funding of mortgage and loan originations and purchases pending their pooling and sale. These receivables are generally financed on a secured basis through the Company's Facilities.

In October 1998, the Company suspended new loan originations through its ContiMAPa commercial loan conduit program and decided to sell its loan exposure. During the three months ended ecember 31, 1998, and the one month ended January 31, 1999, the Company sold $368.8 million and $97.0 million of commercial real estate loans, respectively. These sales were executed at prices approximating the loans' carrying value and provided cash proceeds of $24.1 million from margins on secured financing. The Company plans to sell the remaining commercial real estate loans of approximately $527.6 million over the next nine months. In the future, the Company will focus on the origination of commercial real estate loans primarily through Keystone, a subsidiary of the Company, which acts as a mortgage banker for a fee but does not take principal risk.

During the third quarter of fiscal 1999, the Company reduced the volume of home equity and other residential mortgage loan originations. Loan originations for the three months ended December 31, 1998 were $1.8 billion compared with originations of $2.5 billion during the preceding three month period. The reduction was focused on wholesale originations, as opposed to retail orginations, since the Company typically pays premiums in connection with the purchase of loans from wholesale originators. The Company plans to reduce ContiMortgage/ContiWest wholesale originations to approximately 40% of its total originations, down from 55% for the month of December 1998.

The Company is taking these actions to improve the cash flow characteristics of its business activities in order to focus on its direct origination (i.e., retail) and small broker channels, and reducing the level of loan purchases from wholesale originators. The Company's objective with respect to wholesale origination is to pursue a pricing policy that will facilitate a continuous flow of cash positive whole loan sales.

Another factor influencing financing requirements is the timing of loan sales and securitizations. The Company has generally executed one large home equity securitization each quarter. During the third quarter of fiscal 1999, ContiMortgage/ContiWest executed two home equity whole loans sales totaling
$551.2 million and a $1.0 billion securitization. By pursuing this approach to increase the frequency of loan sales through a combination of whole loan sales and smaller, but more frequent, securitizations, the Company expects that the financing required to fund loan inventory should be less than that otherwise required under the previous approach. In January 1999, in order to establish a consistent and committed whole loan sale program, the Company negotiated a two year purchase agreement with a financial institution that permits the Company to sell, with servicing released, not less than $2.25 billion and up to a maximum of $7.2 billion of home equity loans. The purchase agreement establishes a sales price that can be adjusted, upon occurrence of specific events.

In November 1998 the Company disposed of its leasing subsidiary. The Company's decision to exit this business was based on such subsidiary's long-term cash flow characteristics.

In connection with the foregoing actions, the Company is proceeding to implement a staff reduction consistent with the reduction of its non-retail home equity loan origination and funding, and commercial real estate activity as well as eliminating redundancies in home equity affiliates. Most of the positions relate to home equity wholesale origination and funding. During the third quarter of fiscal 1999, an accrual of $4.8 million has been recorded for severance plans established as of December 31, 1998, for approximately 170 employees. At December 31, 1998, $3.6 million of such accrual remained.

There can be no assurance that the Company will be able to renew the Revolving Credit Facility and the Commercial Paper Program, or obtain new bank debt, when the Revolving Credit Facility and the Commercial Paper Program terminate in August, 1999, on as favorable terms, if at all.

The Company is engaged in discussions with potential new investors regarding an equity investment in the Company to improve its capital base and enhance the execution of its new business strategy. No assurance can be given that the Company will be successful in raising additional equity. Under appropriate conditions, Continental Grain, which owns approximately 78% of the Company's outstanding common stock, expects to participate along with such potential equity investor or investors in making an equity investment in the Company. However, Continental Grain has made no commitment to make such an investment.

Selected Financial Information

                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)

                                                     For the three months ended      %         For the nine months ended       %
                                                             December 31,          Incr.               December 31,          Incr.
                                                        1998           1997       (Decr.)         1998           1997       (Decr.)
                                                     ----------     ----------    -------      ----------     ----------    -------
Originations

Home equity, home improvement and
  other residential mortgage loans:
   Wholesale:
       Brokers .................................     $  376,791     $  345,715       9.0%      $1,153,987     $  778,925      48.2%
       Correspondents ..........................      1,009,731      1,170,509     (13.7)%      3,945,035      3,262,955      20.9%
    Direct retail ..............................        457,313        333,077      37.3%       1,422,144        838,991      69.5%
                                                     ----------     ----------     -----       ----------     ----------     -----
Total home equity, home improvement
  and other residential mortgage loans .........      1,843,835      1,849,301      (0.3)%      6,521,166      4,880,871      33.6%
                                                     ----------     ----------     -----       ----------     ----------     -----
Commercial real estate mortgage loans:
   Conduit (ContiMAP(R)and affiliates) .........         80,537        760,817     (89.4)%      1,455,844      1,336,387       8.9%
   Keystone ....................................        236,225           --         n/a          723,720           --         n/a
                                                     ----------     ----------     -----       ----------     ----------     -----
Total commercial real estate
  mortgage loans ...............................        316,762        760,817     (58.4)%      2,179,564      1,336,387      63.1%
                                                     ----------     ----------     -----       ----------     ----------     -----
Triad auto loans ...............................         98,992         54,787      80.7%         271,945        131,120     107.4%
                                                     ----------     ----------     -----       ----------     ----------     -----
        Total loan originations ................     $2,259,589     $2,664,905     (15.2)%     $8,972,675     $6,348,378      41.3%
                                                     ==========     ==========     =====       ==========     ==========     =====

Securitizations and sales

ContiMortgage/ContiWest
  securitizations ..............................     $1,049,318     $1,660,000     (36.8)%     $4,899,318     $4,450,000      10.1%
Other home equity,
  home improvement and
  other residential mortgage sales .............        782,583        181,679     330.8%       1,172,126        399,263     193.6%
                                                     ----------     ----------     -----       ----------     ----------     -----
Total home equity, home improvement
  and other residential mortgage sales .........      1,831,901      1,841,679      (0.5)%      6,071,444      4,849,263      25.2%
                                                     ----------     ----------     -----       ----------     ----------     -----
Commercial real estate mortgage loans:
  Conduit (ContiMAP(R)and affiliates) ..........           --          494,722    (100.0)%        581,343        981,545     (40.8)%
  Whole loan sales .............................        368,762           --         n/a          368,762           --         n/a
  Keystone .....................................        236,225           --         n/a          723,720           --         n/a
                                                     ----------     ----------     -----       ----------     ----------     -----
Total commercial real estate
  mortgage loans ...............................        604,987        494,722      22.3%       1,673,825        981,545      70.5%
                                                     ----------     ----------     -----       ----------     ----------     -----
Triad auto loans ...............................        100,000         62,174      60.8%         237,674        108,055     120.0%
Strategic alliances ............................         60,000         57,821       3.8%         217,188        307,898     (29.5)%
                                                     ----------     ----------     -----       ----------     ----------     -----
       Total securitizations and sales .........     $2,596,888     $2,456,396       5.7%      $8,200,131     $6,246,761      31.3%
                                                     ==========     ==========     =====       ==========     ==========     =====

                            ContiMortgage Corporation
                       Delinquencies, Defaults and Losses
                             (dollars in thousands)
                                   (unaudited)

ContiMortgage                                          December 31,               March 31,              December 31,
Servicing Portfolio                                        1998                     1998                      1997
-------------------                                   --------------           --------------           --------------
Serviced loan portfolio (at period end) ..........    $   12,676,546           $   10,135,785           $    9,122,792
                                                      ==============           ==============           ==============
 Delinquencies:
    30 - 59 days .................................              2.06%                    1.50%                    2.37%
    60 - 89  days ................................              0.74%                    0.51%                    0.74%
    90 days and over .............................              0.63%                    0.35%                    0.31%
                                                      --------------           --------------           --------------
    Total delinquencies (%) ......................              3.43%                    2.36%                    3.42%
                                                      --------------           --------------           --------------
    Total delinquencies ($) ......................    $      434,841           $      239,015           $      311,821
                                                      ==============           ==============           ==============

 Defaults(2):

    Foreclosures .................................              2.14%                    2.31%                    2.78%
    Bankruptcies .................................              1.59%                    1.70%                    1.53%
    Real estate owned ............................              1.05%                    0.83%                    0.65%
    Loss mitigation (1) ..........................              1.04%                    0.74%                    0.59%
                                                      --------------           --------------           --------------
    Total defaults (%) ...........................              5.82%                    5.58%                    5.55%
                                                      ==============           ==============           ==============
    Total defaults ($) ...........................    $      737,189           $      565,238           $      506,744
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

(2) This category includes accounts that are contractually less than 90 days delinquent but are classified within foreclosure, bankruptcy or loss mitigation categories.

                                                 For the three    For the twelve
                                                  months ended     months ended
ContiMortgage                                     December 31,     December 31,
Loan Loss experience                                 1998             1998
                                                  -----------      -----------
Average serviced loan portfolio ..............    $12,690,000      $11,270,111
                                                  ===========      ===========

Net losses:
   REMICs, other sales and loans held
        pending sale or securitization .......    $    32,084      $    88,398
   Loans and properties
        purchased out of REMICs ..............          1,089            9,668
                                                  -----------      -----------
              Total net losses ...............    $    33,173      $    98,066
                                                  ===========      ===========
Net losses as a percentage of average
   amount outstanding(3):
   REMICs, other sales and loans held
     pending sale or securitization ..........           1.01%            0.78%
   Loans and properties
     purchased out of REMICs .................           0.03%            0.09%
                                                  -----------      -----------
Total net losses as a percentage of
   average amount outstanding ................           1.04%            0.87%
                                                  ===========      ===========

(3) Amounts for the three months ended December 31, 1998 are annualized and are not necessarily indicative of or predictive of actual performance.

Results of Operations

Three and Nine Months Ended December 31, 1998 Compared with the Three and Nine Months Ended December 31, 1997

Net loss for the three and nine months ended December 31, 1998 was $58.8 million and $167.0 million, respectively, compared with net income of $35.1 million and $96.9 million for the corresponding periods in fiscal 1998. The Company's total gross income decreased to $125.6 million and $278.5 million for the three and nine months ended December 31, 1998, respectively, from $177.3 million and $469.4 million for the comparable periods last year.

As discussed previously in the "Discussion of Events During the Three and Nine Months Ended December 31, 1998", the Company incurred charges related to commercial real estate valuation and other charges against earnings for the three and nine months ended December 31, 1998, of $44.2 million and $209.3 million, respectively. Also contributing to the losses were fair value adjustments to primarily home equity related ESR for the three and nine months ended December 31, 1998 of $24.0 million and $161.9 million, respectively.

Interest income and expense:

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Due to the decline in the Company's origination volume during the quarter ended December 31, 1998, there was a concurrent decrease in the average level of loans held in inventory pending sale or securitization. As a result, net interest income decreased to $11.5 million for the three months ended December 31, 1998 from $19.9 million for the corresponding period last year. Net interest income for the nine months ended December 31, 1998, remained relatively flat at $52.8 million as compared to $51.5 million for the corresponding period in fiscal 1998. This resulted from an increase in origination, securitization and sales volume during the first two quarters of fiscal 1999 offset by a decreased volume for the third quarter of fiscal 1999. Interest income also includes accrued interest on ESR. In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements (see "Liquidity and Capital Resources" for discussion of future operations).

Net servicing income:

Net servicing income decreased $6.2 million or 25.1% and increased $15.7 million or 26.7% for the three and nine months ended December 31, 1998, respectively, as compared to the corresponding periods in fiscal 1998. Servicing income consists of fee income and capitalized servicing. The servicing fee income component represents income earned from the REMICs and other trusts based on the level of loans serviced. The fee income component of servicing income increased by $9.9 million and $26.9 million for the three and nine months ended December 31, 1998 , as compared to the corresponding period in fiscal 1998, respectively. These increases were primarily due to the increase in the size of the Company's home equity servicing portfolio and the year-to-date volume of home equity securitizations. The Company's home equity loan servicing portfolio increased to $12.7 billion at December 31, 1998 from $9.1 billion at December 31, 1997. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by the amortization of capitalized servicing from prior securitizations. The net capitalized servicing component of servicing income decreased by $16.1 million and $11.3 million for the three and nine months ended December 31, 1998, as compared to the corresponding periods in fiscal 1998, respectively. The decrease for the three months ended December 31, 1998 as compared to the corresponding period in fiscal 1998 was due to a decrease in securitization volume from $1.7 billion in the third quarter of fiscal 1998 to $1.0 billion in the third quarter of fiscal 1999. Additionally, the decline in net capitalized servicing for both the three and nine months ended December 31, 1998, as compared to corresponding periods in fiscal 1998 was caused by a scheduled acceleration in amortization of the capitalized servicing asset as compared to the prior periods. Loans originated during 1997 and 1998 had a higher amount of capitalized servicing than earlier originations, as a result, the implied amortization accelerated.

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

The table below allocates the Company's compensation and benefits, general and administrative expenses and headcount between the Retail Subsidiaries and all other activities. The Company's development of its retail origination platform has resulted in a change in the profile of the consolidated statements of income. Retail origination expenses focus heavily on compensation and benefits and general and administrative expenses, whereas wholesale origination costs in the form of loan origination points, are netted against gain on sale of receivables. Consequently, the accompanying unaudited consolidated statements of income reflect increases in retail operating expenses, as well as higher income from retail loan origination points (see "Gain (Loss) on Sale of Receivables and Excess Spread Receivables"). From the date of the acquisition of majority ownership, expenses of the acquired subsidiaries are included in the Company's consolidated expenses.

As demonstrated in the table below, the acquisition and expansion of the retail origination subsidiaries has resulted in higher levels of general and administrative expenses and compensation and benefits expenses. With respect to the Company's activities exclusive of the Retail Subsidiaries, general and administrative expense increased due to the significant year-to-year growth in ContiMortgage's origination volume, its serviced loan portfolio and the related growth in headcount to support these activities. Conversely, compensation and benefits expense for the three months ended December 31, 1998, exclusive of the Retail Subsidiaries, decreased slightly as compared to the corresponding period in fiscal 1998. During the nine months ended December 31, 1998, compensation and benefits expense, exclusive of the Retail Subsidiaries, increased but at a lower rate than the related increase in ContiMortgage's aforementioned growth factors effecting general and administrative expense. The compensation and benefits fluctuations resulted from decreased incentive compensation accrued during the three and nine months ended December 31, 1998.

                                                              Three                                     Nine
                                                           Months Ended                             Months Ended
                                                           December 31,         Increase/           December 31,
                                                       1998          1997       (Decrease)        1998          1997        Increase
                                                     --------      --------     ----------      --------      --------      --------
                                                                      (dollars in thousands)
Compensation and benefits:
   Retail Subsidiaries ........................      $ 24,106      $ 20,676      $  3,430       $ 68,800      $ 47,478      $ 21,322
   Operations excluding Retail
               Subsidiaries ...................        24,260        24,718          (458)        74,732        64,627        10,105
                                                     --------      --------      --------       --------      --------      --------
Total compensation and benefits ...............      $ 48,366      $ 45,394      $  2,972       $143,532      $112,105      $ 31,427
                                                     ========      ========      ========       ========      ========      ========

General and administrative:
  Retail Subsidiaries .........................      $ 17,845      $ 12,720      $  5,125       $ 52,811      $ 32,994      $ 19,817
  Operations excluding Retail
               Subsidiaries ...................        23,497        14,444         9,053         61,113        37,958        23,155
                                                     --------      --------      --------       --------      --------      --------
Total general and administrative ..............      $ 41,342      $ 27,164      $ 14,178       $113,924      $ 70,952      $ 42,972
                                                     ========      ========      ========       ========      ========      ========

Headcount (at period end):
   Retail Subsidiaries ........................         1,830         1,420           410
   Headcount excluding Retail
               Subsidiaries ...................         1,577         1,050           527
                                                     --------      --------      --------
Total headcount ...............................         3,407         2,470           937
                                                     ========      ========      ========

Gain (Loss) on Sale of Receivables and Excess Spread Receivables

Gain (loss) on sale of receivables:

The following table sets forth the components of gain (loss) on sale of receivables for the three and nine months ended December 31, 1998 and 1997. Gain on sale of receivables with respect to ContiMortgage/ContiWest securitizations includes the gain recorded upon the completion of the securitizations as well as unrealized gains or losses that result from the quarterly adjustment of ESR to fair value. ESR fair value adjustments recorded in fiscal 1999 are discussed in the following section on "Excess Spread Receivables" :

                                                                  Three Months Ended                Nine Months Ended
                                                                      December 31,                     December 31,
                                                                1998             1997             1998             1997
                                                              --------         --------         --------         --------
                                                                               (dollars in thousands)
Home equity/home improvement:
   ContiMortgage/ContiWest securitizations .............      $ 17,757         $ 33,993         $ 19,108         $120,953
   Other (including whole loan sales, origination
     points and fees) ..................................        13,564           33,532           55,514           64,577
                                                              --------         --------         --------         --------
Total home equity/home improvement .....................        31,321           67,525           74,622          185,530
Commercial real estate .................................         1,515            8,493              267           24,270
Auto ...................................................         3,540            7,335           15,957           14,290
Other ..................................................          (656)            (722)          (1,238)           1,673
                                                              --------         --------         --------         --------
       Total ...........................................      $ 35,720         $ 82,631         $ 89,608         $225,763
                                                              ========         ========         ========         ========

Also, see "Discussion of Events During the Three and Nine Months Ended December 31, 1998" at the beginning of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Excluding the ESR fair value adjustments, gain on sale of receivables for ContiMortgage/ContiWest securitizations was $37.9 million and $170.8 million for the three and nine months ended December 31, 1998, respectively. Gain on sale of receivables for ContiMortgage/ContiWest securitizations was $34.0 million and $121.0 million for the three and nine months ended December 31, 1997, respectively. The increase in gain on sale in the third quarter of fiscal 1999 from the comparable period in fiscal 1998 is due to an increase in the gain on sale percentage from 2.05% to 3.61%, partially offset by a decline in securitization volume from $1.7 billion in the third quarter of fiscal 1998 to $1.0 billion in the third quarter of fiscal 1999. The increase for the fiscal 1999 nine month period to the comparable fiscal 1998 period was due to higher securitization volumes in fiscal 1999 of $4.9 billion from $4.5 billion in fiscal 1998 and a higher gain on sale percentage of 3.49% from 2.72%.

The increases in the gain on sale percentage (i.e. gain on sale before ESR fair value adjustments as a percentage of securitization volume) for the three and nine months ended December 31, 1998, from the comparable periods in fiscal 1998 were due to a decline in premiums paid to acquire loans from wholesale sources, partially offset by a widening in the interest rate spread.

Excess Spread Receivables:

At December 31, 1998 and March 31, 1998, the Company's ESR portfolio was comprised of the following :

                                                     December 31,      Percentage           March 31,       Percentage
                                                        1998            of Total             1998            of Total
                                                     ------------      ----------           ---------       ----------
                                                                           (dollars in thousands)
Home equity:
    ContiMortgage/ContiWest ..................        $715,340            84.2%             $555,884           85.7%
    Other servicers ..........................          31,404             3.7                37,428            5.8
                                                      --------           -----              --------          -----
       Total home equity .....................         746,744            87.9               593,312           91.5
Home improvement .............................           5,333             0.6                 7,919            1.2
Commercial real estate .......................          39,589             4.7                 8,233            1.3
Auto .........................................          51,358             6.0                28,223            4.3
Leases .......................................           5,301             0.6                 8,960            1.4
Franchise ....................................           1,319             0.2                 2,138            0.3
                                                      --------           -----              --------          -----
       Total ESR portfolio ...................        $849,644           100.0%             $648,785          100.0%
                                                      ========           =====              ========          =====

The ESR is reported as "Interest-only and residual certificates" in the accompanying unaudited consolidated balance sheets. The ESR represents the present value of an estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. These cash flows include the excess of the weighted average coupon on the loans or other assets securitized over the sum of the pass-through interest rate, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized. At December 31, 1998, ESR totaled $849.6 million, of which $715.3 million, or 84.2% of the total, was attributable to ContiMortgage/ContiWest securitizations.

A major factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized CPR. In determining fair value of the ContiMortgage/ContiWest ESR portfolio as of December 31, 1998, the Company's weighted average estimated future CPR was 28%.

Additional factors that are considered in determining the fair value of ESR are estimated future credit losses and the discount rate. As a credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. The weighted average annual credit loss provision used in the determination of the fair value of ContiMortgage/ContiWest's ESR was 0.75% at December 31, 1998. Total estimated future ESR credit losses as of December 31, 1998 as a percentage of the December 31, 1998 unpaid principal balance of loans securitized was 2.41%. The future cash flows estimated as of December 31, and March 31, 1998, taking into consideration estimated prepayment rates and credit losses, were discounted at a rate of 10% to arrive at the fair value amounts presented in the accompanying unaudited consolidated balance sheets.

The Company determines the discount rate utilized in determining fair value by selecting a rate that is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, loss and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk.

If actual prepayments or credit losses are greater than the assumptions used to determine ESR fair value, the ESR carrying value will be written down through a charge to earnings. Given the size of the Company's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine ESR fair value while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions are not linear. As of December 31, 1998, changes in the assumptions would have approximately the following impact on ESR fair value.

         Factor                       Change            Fair value impact
         ------                       ------            -----------------
     Annual CPR                  +100 basis points        $(32 million)
     Annual CPR                  -100 basis points         $36 million
     Annual credit losses         +10 basis points        $(30 million)
     Annual credit losses         -10 basis points         $29 million
     Discount rate               +100 basis points        $(29 million)
     Discount rate               -100 basis points         $31 million

The following table presents an analysis of ESR activity during the nine months ended December 31, 1998:

Interest-only and residual certificates (in thousands):

Balance as of March 31, 1998 .......................                  $ 648,785
   New securitizations:
       ContiMortgage 1998-2 ........................      100,175
       Triad 1998-2 ................................        6,165
       ContiMortgage 1998-3 ........................      130,388
       Triad 1998-3 ................................        9,621
       Commercial (1) ..............................       35,931
       ContiMortgage 1998-4 ........................       66,403
       Triad 1998-4 ................................       13,600       362,283
                                                        ---------
   Cash distributions from REMICs and trusts .......                    (87,319)
   Cash payments on previous ESR sales (2) .........                     50,989
   Accruals of interest income .....................                     40,762
   Special Charges (3) .............................                     (4,000)
   Fair value adjustments (see discussion below) ...                   (161,856)
                                                                      ---------
Balance as of December 31, 1998 ....................                  $ 849,644
                                                                      =========

(1) Represents "BB+/-" rated certificates retained from the Morgan Stanley Capital 1998-CF1 securitization.

(2) Represents cash payments made to certain purchasers of interest-only and residual certificates sold with limited recourse.

(3) Included in special charges was a $4.0 million write-down of the "BB+/-" rated certificates retained from the Morgan Stanley Capital 1998-CF1 securitization.

ESR Fair Value Adjustments - The $161.9 million adjustment noted above included $59.5 million, $78.4 million and $24.0 million in the first three quarters of fiscal 1999, respectively. The first quarter negative adjustment was primarily attributable to higher prepayment speeds. During the first quarter, the Company increased the weighted average estimated future CPR for its ContiMortgage/ContiWest ESR portfolio from 27% at March 31, 1998 to 28% at June 30, 1998. At December 31, 1998, the estimate remained at 28%. Approximately $25.0 million of the aggregate second quarter adjustment was the result of a higher level of actual prepayments during the quarter than the level assumed in the computation of ESR fair value on ContiMortgage/ContiWest REMICs. Prepayments moderated later in the second quarter. Also during the second quarter, the Company increased its assumption of future credit losses on ContiMortgage/ContiWest REMICs to reflect the increase in its assumed level of defaults on currently performing loans and loss severity. This increase accounted for $46.3 million of the fair value adjustment. The third quarter fair value adjustment of $24.0 million was the result of an increase in the estimated future credit losses of ContiMortgage/ContiWest REMIC's and the impact of actual credit losses during the quarter being higher than expected. The increase in estimated future losses and the impact of higher losses for the quarter accounted for $27.7 million and $5.8 million in ESR fair value decline, respectively. This increase in estimated future credit losses reflects a projected increase in defaults on currently performing loans and loss severity on defaulted loans. During the third quarter the Company increased its estimate of future prepayments on certain ContiMortgage/ContiWest REMIC's. This increase resulted in a $10.0 million decline in ESR fair value. These declines in ESR fair value were partially offset by the impact of favorable changes in interest rates during the quarter which increased ESR fair value by $19.5 million. Combined historical and estimated future losses as a percentage of original pool balances (for ContiMortgage/ContiWest REMICs) was 2.31% at December 31,
1998 compared with 2.08% and 1.81% at September 31, 1998 and June 30, 1998, respectively.

Liquidity and Capital Resources

Also, see "Discussion of Events During the Three and Nine Months Ended December 31, 1998" at the beginning of Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Sources of Liquidity and Capital

The Company requires continued access to short- and long-term sources of funding for its operations. The Company's primary cash requirements include the funding of: (i) mortgage and loan originations and purchases pending their sale; (ii) premiums paid in connection with the acquisition of wholesale loans; (iii) fees and expenses incurred in connection with its securitization program; (iv) over-collateralization or reserve account requirements in connection with loans pooled and sold; (v) servicer advances to REMICs; (vi) ongoing administrative and other operating expenses; (vii) payments related to tax obligations; (viii) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds; (ix) the costs of sales under the Company's Facilities; (x) funding margin calls; (xi) payments made in connection with the Company's hedging strategy; and (xii) the cost of any subsequent purchase price adjustments on prior acquisitions.

The Company's primary sources of liquidity are sales of loans and other assets through securitizations, whole loan sales, the sale or financing of loans, leases and other assets under its Facilities, the issuance of shares of common stock, the issuance of long-term debt and short-term borrowed funds.

The Company had $1.93 billion of committed and $2.30 billion of uncommitted funding capacity under the Facilities as of February 12, 1999. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreements allow the Company to sell, with recourse, receivables held for sale to financial institutions under agreements to repurchase the receivables. The Facilities generally have one year renewable terms, which expire between March 1999 and December 1999 as follows (amounts in thousands):

                                   Committed      Uncommitted        Total
      Expiration                   Facility        Facility        Facility
      ----------                   --------        --------        --------
                                                (in thousands)
     March, 1999                  $  600,000      $1,050,000      $1,650,000
     May, 1999                       400,000            --           400,000
     June, 1999                      150,000         600,000         750,000
     July, 1999                      230,000            --           230,000
     September, 1999                 250,000         450,000         700,000
     December, 1999                  300,000         200,000         500,000
                                  ----------      ----------      ----------
       Total facilities           $1,930,000      $2,300,000      $4,230,000
                                  ==========      ==========      ==========

As of December 31, 1998, the Company had utilized $1.7 billion of the capacity under the Facilities. Although the Company currently plans to renew these facilities when they expire, there can be no assurance that such financing will be obtainable on as favorable terms, if at all.

On April 2, 1998, the Company issued $200 million aggregate principal amount of 8 1/8% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs were $188.1 million. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

On August 21, 1998, the Company increased its Commercial Paper Program backed by an irrevocable direct-pay letter of credit provided by a syndicate of banks from $275.0 million to $317.5 million. At December 31, 1998, $311.9 million of commercial paper was outstanding. As of February 16, 1999, the Company was fully drawn under the Company's Commercial Paper Program and its $200 million unsecured Revolving Credit Facility.

In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's operations. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. At December 31, 1998, $30.5 million of these sales were outstanding. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Another method of generating liquidity from the ESR portfolio is through the sale of Net Interest Margin Notes, which generated proceeds of $159.7 million in fiscal 1998. The Company does not intend to pursue such sales in the future, rather, the Company intends to retain ESR in the portfolio allowing ESR cash flow to build over time.

The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. Although the Company's objective is to achieve a positive cash flow from operations, no assurance can be given that this objective will be achieved. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans and other assets under its Facilities. The Company is dependent on securitizations and whole-loan sales to generate the cash flow to repay these lines and to create availability on such lines for new fundings. Adverse conditions in the securitization and whole-loan sale markets could impair the Company's ability to originate, purchase and sell loans and other assets on a favorable or timely basis. The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (the "Bank Facilities") or obtaining new bank facilities in order to meet its cash needs. Failure of the Company to have continued access to the securitization and whole-loan sale markets and its Facilities and the Bank Facilities or failure of the Company to renew such Facilities and the Bank Facilities when they expire could have a material adverse effect on the Company's liquidity, financial condition and operations.

The Company is required to comply with various financial covenants under its outstanding Senior Notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of two of the Repurchase Agreements, including, among other things, leverage ratios, minimum net worth tests and interest coverage ratios. As of December 31, 1998, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. The Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. Amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Revolving Credit Facility and Commercial Paper Program and lenders agreed to exclude certain charges from the covenant ratio calculations. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements as of December 31, 1998. As part of the amendments to the Revolving Credit Facility, the Company has agreed to prepay the Revolving Credit Facility on August 20, 1999, which would make the revolving Credit Facility coterminous with the Commercial Paper Program, and increase the interest rate of the Revolving Credit Facility and the Commercial Paper Program by 138 basis points. The Company's ability to continue to maintain funding under the Revolving Credit Facility and the Commercial Paper Program is subject to its continued compliance with these amended covenants or, if necessary, obtaining covenant relief. The Company's ability to remain in compliance is dependent on factors, some of which are beyond the control of the Company, primarily conditions in the securitization and whole-loan sale markets. Failure of the Company to remain in compliance with the financial covenants may result in the discontinuation of funding under its financing facilities.

There can be no assurance that the Company will be able to renew the Revolving Credit Facility and the Commercial Paper Program, or obtain new bank debt, when the Revolving Credit Facility and the Commercial Paper Program terminate in August, 1999, on as favorable terms, if at all.

The Company is engaged in discussions with potential new investors regarding an equity investment in the Company to improve its capital base and enhance the execution of its new business strategy. No assurance can be given that the Company will be successful in raising additional equity. Under appropriate conditions, Continental Grain Company ("Continental Grain"), which owns approximately 78% of the Company's outstanding common stock, expects to participate along with such potential equity investor or investors in making an equity investment in the Company. However, Continental Grain has made no commitment to make such an investment.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. The repurchase of one million shares was completed in July 1998 at an average cost of $27.66 per share. The purchased shares are held in treasury for use in connection with ContiFinancial's Stock Plan.

On October 13, 1998, Standard & Poor's lowered its senior unsecured debt and long-term debt credit ratings to B+. On November 20, 1998, Fitch IBCA reduced the Company's long-term debt rating to B+. On February 9, 1999, Moody's Investors Service downgraded the Company's long-term debt ratings to B3.

Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company. The issue primarily encompasses computer programs and applications that were written using two digits (instead of four) to describe an applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant could have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but the impact of noncompliance by certain significant counterparties, including Strategic Alliances.

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

------------------------------------------------------------------------------------------------------------------------
                                                            TARGET
                        PHASE                                DATE            STATUS                COMMENTS
------------------------------------------------------------------------------------------------------------------------
Awareness and Project Definition - Heighten
awareness of the Company's Year 2000 issues and            March, 15,       Complete
formulate plans to address them.                             1998
------------------------------------------------------------------------------------------------------------------------
Systems Inventory and Assessment - Inventory
all hardware, software and computerized systems           April 15,       Substantially      A portion of the facilities
and identify those requiring Year 2000                       1998           Complete*        assessment is incomplete.
remediation.
------------------------------------------------------------------------------------------------------------------------
Remediation - Modify or replace all hardware,                                                Awaiting Year 2000
software and computerized systems that are not            August 31,       Partially         compliant software
Year 2000 compliant.                                         1998          Completed*        upgrades from some
                                                                                             vendors.
------------------------------------------------------------------------------------------------------------------------
Testing - Test modifications to and replacements                                             Awaiting Year 2000
of all hardware, software and computerized               December 31,     In progress*       compliant software
systems for Year 2000 compliance.                            1998                            upgrades from some
                                                                                             vendors.
------------------------------------------------------------------------------------------------------------------------
Implementation - Integrate the remediated and              March 31,      In progress
tested hardware, software and computerized                   1999
systems into the Company's operations.
------------------------------------------------------------------------------------------------------------------------

* The Company does not expect a material adverse effect as a result of not meeting these targets.

The Company has taken a prioritized approach to addressing the Year 2000 issue and has directed its efforts in achieving compliance in the most critical systems first. Systems and functions such as loan servicing, loan origination, payroll, human resources, financial, communications and other systems have taken priority over facilities. The Company is also dependent on third party property managers for facility compliance information which has not yet been received in full. The facilities inventory and assessment is substantially complete but until it is finalized, the Company cannot complete the System Inventory and Assessment phase of the project. The Company plans on addressing facilities and does not expect a material adverse effect as a result of not meeting its project phase target dates for facilities related systems.

Based on its analysis of the data from the systems inventory and assessment phase, the Company has concluded that the greatest risk posed by the Year 2000 issue concerns the computerized loan servicing systems utilized by its home equity and automobile lending operations. If such systems fail to operate properly as a result of the Year 2000 issue, the loan servicing process could not be executed efficiently in a manual environment. Both ContiMortgage, the Company's largest home equity originator, and Triad, the Company's auto loan originator, use loan servicing systems and software developed by outside vendors. These systems and related key ancillary systems are operated and maintained in-house or under a service arrangement with the vendors. Conversion to new systems and servicing software could take up to twelve months. Accordingly, a large part of the Company's remediation effort currently focuses on insuring that ContiMortgage's and Triad's loan servicing systems will not be negatively impacted by the Year 2000 issue.

ContiMortgage has received notice from its loan servicing software service provider that their product line and data center environment is Year 2000 compliant as of December 31, 1998. Through 1999, the vendor will facilitate client based testing, participate in industry testing, and continue future date testing of their systems and underlying third-party products to verify ongoing compliance. ContiMortgage's loan servicing software vendor is one of the largest in the financial services industry and its Year 2000 remediation and testing efforts are being scrutinized by the Federal Financial Institutions Examination Council. The loan servicing software vendor has retained an independent auditor to monitor its Year 2000 remediation and testing efforts and to provide regular reports to the vendor's customers. Although the Company has the highest level of confidence in its loan servicing vendor, it has undertaken the preparation of a plan that would facilitate the identification of Year 2000 related issues by users and outline the actions to be taken to address the issues in the event that compliance issues arise within the loan servicing system. Even with a contingency plan in place, it is possible that ContiMortgage could suffer a business disruption that could have a material adverse impact on the Company. ContiMortgage's remediation, testing and implementation of other primary systems and applications for Year 2000 compliance is complete.

Triad uses a vendor for its computerized loan servicing and collections system. According to the terms of its contract with Triad, the loan servicing and collections vendor is obligated to ensure that the Year 2000 issue does not cause an interruption in the services it provides to Triad. Testing of Triad's loan servicing system has been completed successfully and loan servicing is currently processed on the Year 2000 compliant system. Triad has substantially completed testing of its computerized systems and applications for Year 2000 readiness and continues to test its remaining systems and its interfaces with loan origination sources and other entities with which it exchanges information electronically.

The Company is also working to ensure that other operations are not materially affected by the Year 2000 issue. The ability of the Company's subsidiaries to generate new business would be severely impacted if the Company's primary long distance telephone carrier experiences Year 2000 related difficulties. The Company's primary long distance telephone carrier anticipated that its systems would be Year 2000 compliant by late calendar year 1998 but the carrier has pushed back the compliance date approximately six months. Telecommunications networks are difficult to test and it is highly unlikely that the Company's long distance telephone carrier will provide written assurance that the Company's telecommunications network will not experience Year 2000-related interruptions. Therefore, the Company will have to rely on its long distance carrier's reputation, public statements and internal testing procedures.

Another function that could be adversely effected by the Year 2000 issue are the credit reporting agencies which provide the Company's home equity and auto lending subsidiaries with information about the creditworthiness of potential borrowers. The Company's subsidiaries make extensive use of these credit reporting agencies, which in turn rely on consumer information provided to them by third parties. The Company's credit reporting agencies did not meet their December 1998 compliance deadlines but it is the Company's understanding from these firms that they will continue to test their systems through 1999 and do not anticipate interruption of service due to the Year 2000. However, some credit industry estimates indicate that over half of all consumer reports from credit reporting agencies could be inaccurate or incomplete as a result of the Year 2000 issue. If the credit reporting agencies, or the third parties upon which they rely, experience such difficulties, this could have a material adverse impact on the Company's business operations.

The Company believes that through the execution of its Year 2000 project methodology, it will significantly reduce the risk of a major business interruption due to Year 2000 failures. The major risks are associated with the Year 2000 remediation efforts of third party vendors utilized by the Company. The vendors have provided information indicating that they will remediate their Year 2000 issues prior to December 31, 1999. The Company is in the process of developing contingency plans for use in the event that any of its hardware, software or other computerized systems, or those of a vendor, are not ready for the Year 2000.

The Company reaffirms its estimate that the direct cost of its Year 2000 remediation, including contingency planning, will be approximately $5.0 million. This estimate is subject to change as the project progresses. To date, the Company has spent approximately $1.3 million on the Year 2000 issue. The Company presently believes, based on the information obtained during the systems inventory and assessment phase, that the Year 2000 issue will not have a material adverse impact on its computer systems or operations. However, the interdependent nature of the Company's operations, in particular its substantial reliance on third party vendors, makes it impossible to say with certainty that the Year 2000 issue will not have a material adverse impact on those computer systems and operations. The Company will reassess the expected cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the remediation, testing and implementation phases of its Year 2000 conversion effort.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the ability of the Company to negotiate agreements to sell whole loans; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; its needs for financing; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; capital markets conditions, including the markets for asset-backed securities, commercial mortgage-backed securities and net interest margin securities; the performance of the Company's subsidiaries and affiliates; the Company's Year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

          The Company has been actively pursuing settlements of potential and threatened claims arising from the suspension of fundings with respect to that portion of the Company's commercial real estate loan business originated by ContiTrade Services L.L.C. ("ContiTrade") under the ContiMAP(R) conduit. The Company has settled most of such claims. The settlement amount in the aggregate will not have a material adverse effect on the Company's financial condition or results of operations. In addition, none of the pending potential claims which remain unresolved are expected to have a material adverse effect on the Company's financial condition or results of operations. ContiTrade believes that it has valid defenses to such remaining claims and intends to vigorously defend against any litigation which has been initiated or which may ensue.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit
          No.                      Description
        -------                    -----------
         10.1   SECOND AMENDMENT to the Credit Agreement

         10.2   SECOND AMENDMENT to the Letter of Credit and Reimbursement
                Agreement

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


                           ContiFinancial Corporation


Date                        Signature                          Title
----                        ---------                          -----
February 16, 1999           /s/ Susan E. O'Donovan             Vice President and Controller
--------------------        --------------------------           (Principal Accounting Officer)
                            Susan E. O'Donovan



February 16, 1999           /s/ Daniel J. Willett              Senior Vice President and Chief
--------------------        --------------------------            Financial Officer (Principal
                            Daniel J. Willett                     Financial Officer)
