Form 10-K
period 1999-03-31
CONTIFINANCIAL CORP
filed 1999-07-15
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999
                        OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

                                     1-14074
                            ------------------------
                            (Commission File Number)

                           ContiFinancial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3852588
 -------------------------------            ------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

277 Park Avenue
New York, New York                                                   10172
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 207-2800

Securities registered pursuant to Section 12(b) of the Act:

        Common Stock                           New York Stock Exchange
    ---------------------           -------------------------------------------
    (Title of each Class)           (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,159,561.

The Company had 46,747,370 shares of common stock outstanding as of June 30, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III, Items 10,11,12 and 13, is incorporated by reference to ContiFinancial Corporation's proxy statement which will be filed with the Securities and Exchange Commission not more than 120 days after March 31, 1999.

                           ContiFinancial Corporation

                                Table of Contents


                                    PART I.
                                                                            Page
                                                                            ----
Item 1.  Business ..........................................................  3
Item 2.  Properties ........................................................ 20
Item 3.  Legal Proceedings ................................................. 20
Item 4.  Submission of Matters to a Vote of Security Holders ............... 20

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ........................................................... 21
Item 6.  Selected Financial Data ........................................... 22
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................. 25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ........ 53
Item 8.  Financial Statements and Supplementary Data ....................... 55
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................... 93

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant ................ 94
Item 11. Executive Compensation ............................................ 94
Item 12. Security Ownership of Certain Beneficial Owners and Management .... 94
Item 13. Certain Relationships and Related Transactions .................... 94

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 94

Signatures ................................................................. 97

Forward-looking Statements

Certain statements contained in this Annual Report Form 10-K including, but not limited to, statements relating to the Company's strategic objectives, raising additional equity and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements, including the ability of the Company, in fact, to successfully complete a transaction with a buyer or equity investor. Such factors also include, but are not limited to, general economic conditions, interest rate risk, prepayment speeds, delinquency and default rates, credit losses, changes (legislative and otherwise) in the asset securitization industry, demand for the Company's services, residential and commercial real estate values, the ability of the Company to negotiate agreements to sell whole loans, the impact of certain covenants in debt agreements of the Company, the degree to which the Company is leveraged, its needs for financing, the continued availability of the Company's credit facilities, the risk of margin calls on the Company's credit facilities and hedge positions, capital markets conditions, including the markets for asset-backed securities and commercial mortgage loans, the performance of the Company's subsidiaries and affiliates, the Company's Year 2000 issues and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                                     Part I.

Item 1. Business.

General

ContiFinancial Corporation together with its subsidiaries (collectively, the "Company" or "ContiFinancial") engages in the consumer finance business by originating and servicing primarily non-conforming home equity loans ("HELs"). Through ContiMortgage Corporation ("ContiMortgage") and ContiWest Corporation ("ContiWest"), the Company is a leading originator, purchaser, seller, securitizer and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. These loans are primarily for debt consolidation, home improvements, education or refinancing and are most often secured by first mortgages on single family residential properties.

In fiscal 1999, the Company incurred a net loss of $426,257 and suffered a critical loss of liquidity. The Company's Bank Facilities expire on August 20, 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements.

Historically, the Company operated as a more diversified consumer and commercial financial intermediary that originated, securitized and serviced various loan products in addition to HELs. These products included commercial real estate loans, high loan-to-value mortgage loans, non-prime auto loans, charged-off consumer receivables, equipment leases and franchise loans. In fiscal 1999, severe turbulence in the capital markets (described in greater detail below) contributed to significant losses and resulted in a critical loss of liquidity that made it impossible for the Company to continue financing its diversified product lines. As a result, the Company had to restrict its focus primarily to the core HEL business and reduce or eliminate its involvement with most other loan products. The Company's Consolidated Statement of Income for the year ended

March 31, 1999 reflects, under Commercial real estate valuation adjustments and Other charges, total charges of $315.5 million related to losses incurred as a result of these factors. See Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ContiMortgage purchases and originates HELs through a diversified network of correspondents and mortgage loan brokers and on a retail basis through its direct consumer lending effort. As of March 31, 1999, ContiMortgage had 359 active correspondents, 1,766 active mortgage loan brokers and 119 Company-owned retail branches or call centers. For the years ended March 31, 1999 and 1998, the Company originated $8.2 billion and $6.8 billion, respectively, of home equity, home improvement and other residential mortgage loans, and securitized or sold $7.7 billion and $6.7 billion, respectively, of such loans. Notwithstanding the increase in fiscal 1999 production volume over the prior year, the Company significantly reduced production through its correspondent division in the third and fourth quarters of fiscal 1999, which historically had been the Company's largest and fastest growing production channel. Due to its diminished liquidity position, the Company reduced the cash premiums it would pay for correspondent product, opting instead to focus its production efforts on broker and direct retail originations, which fundings are typically cash flow positive due to points and fees collected from the borrowers. Of total HEL production of $8.2 billion for fiscal 1999, $1.8 billion and $1.7 billion was produced in the third and fourth quarters, respectively.

Recent Developments

Write-downs of Interest-only and Residual Certificates

During fiscal 1999, the Company recorded fair value adjustments to interest-only and residual certificates totaling $329 million, resulting from higher-than-estimated prepayment speeds and credit losses, and an increase to the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at March 31, 1999 but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced and that could cause the Company to report net losses for such periods. See Note 5 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Gain on Sale of Receivables and Interest-only and Residual Certificates."

Capital Markets Turbulence

The Company's operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results in the third and fourth quarters. During the second quarter, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

By late September, these unusual interest rate movements had caused the near-collapse of a large hedge fund controlling over $90 billion in financial assets. This event panicked the world's banking systems and further eroded the value of financial assets. In October, one of the largest investors in the subordinate classes of securities produced in commercial loan securitizations (the "Investor") filed for bankruptcy protection under the weight of margin calls by its lenders. These margin calls were made because of the loss in value of the securities which collateralized the Investor's borrowings. This bankruptcy removed a large source of liquidity from the commercial loan securitization market.

The immediate impact of these events was an increase to the Company's margin requirements under its warehouse financing facilities - the Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities") and significant losses in the Company's related hedge positions in U.S. Treasury securities. Because the Company's securities are priced based on a spread over the U.S. Treasury yield, the Company's policy had been to hedge its inventory position by selling short U.S. Treasury securities. During the "flight to quality" the Company's short position lost money as U.S. Treasury yields declined, and its long position (its inventory of loans) also lost value due to
(i) a decline in demand for the securities backed by its loans, and (ii) a sudden over supply in the whole loan market as securitizers, en masse, attempted to sell their inventories to a limited number of whole loan buyers. In response to the decline in market value of the inventory securing the Warehouse Facilities, the Company's lenders made margin calls for additional cash collateral. The most significant hedge losses and margin calls occurred in the Company's commercial loan portfolio due to the longer durations associated with these loans and in the Company's high loan-to-value business because of the more limited funding options for this product.

To lessen the drain on liquidity caused by the margin calls, the Company had to sell inventory to reduce its margin exposure and to generate cash premiums. Large whole loan sales of HELs and commercial loans had to be executed near the bottom of the market, with the twofold result being that the Company sold portfolios at a loss (some under par, others at sales premiums less than the purchase premiums) and had to close out the related hedge positions at a loss, eliminating any possibility of recovery as the Debt Crisis eventually eased and U.S. Treasury yields began to rise.

While the Debt Crisis abated for other sectors of the economy over the remainder of fiscal 1999, its impact and subsequent repercussions continued to affect the "sub-prime" industry in which the Company operates. The sudden and significant loss of liquidity experienced throughout the industry, occurring within the context of increasing market skepticism about the quality of earnings reported under "gain-on-sale accounting," intensified capital market concerns about the industry and effectively eliminated access to the capital markets as a source of new liquidity. Although the Company was successful in the third and fourth quarters of fiscal 1999 in securitizing its products and selling its products on a whole loan basis, its diminished liquidity position adversely affected the Company's ability to continue to provide financing to its Strategic Alliance clients. The continued viability of these client companies and the recoverability of the Company's investments in and receivables from these companies became contingent upon their ability to find alternative sources of financing. As the evolving impact of the Debt Crisis on certain client companies became known, the Company recorded write-downs or reserves against these balances.

Revised Business Strategy and Additional Capital Requirements

In response to the new market environment and the severe capital constraints under which the Company must operate, the Company has taken various steps to reposition its business. Going forward, the Company will focus on those businesses that (i) generate positive cash flow, (ii) represent platforms for future growth and diversification, (iii) have the ability to achieve a position of market leadership, and (iv) reduce reliance on securitization as a sole funding source. Given these operating considerations, the Company intends to focus on its HEL origination business through ContiMortgage. ContiMortgage will continue its strategy to be a low cost producer generating loan volume through multiple origination channels supported by experienced servicing, collections and loss mitigation groups. ContiMortgage will continue to (i) de-emphasize originations in its most cash intensive correspondent channel of production, while also reducing the premiums paid for correspondent loans; (ii) increase its higher margin broker and retail loan production channel; and (iii) diversify loan funding strategies to increase the level of whole loan sales and reduce reliance upon securitization.

There can be no assurances given that the Company will be successful in implementing its revised business strategy, primarily because the Company has debt obligations totaling $422 million as of July 13, 1999 that will mature in August 1999. In addition, the Company's Warehouse Facilities expire at various times from July 1999 through December 1999. The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"). The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities"). The Company is required to comply with various financial covenants under its outstanding long-term debt, Bank Facilities and Warehouse Facilities. As of March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding long-term debt. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. Additionally, the Company would not have been in compliance with several of the financial covenants of the Bank Facilities and Warehouse Facilities at December 31, 1998 and March 31, 1999 had these agreements not been amended. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities, Warehouse Facilities and long-term debt.

Home Equity Loan Origination and Servicing

Loan Production

Origination. ContiMortgage's and ContiWest's principal loan product is a non-conforming home equity loan with a fixed principal amount and term to maturity, which may have a fixed or adjustable interest rate and is secured by a first- or second-lien mortgage on the borrower's residence. For fiscal 1999, over 94% of ContiMortgage/ContiWest loan originations were secured by a first-lien mortgage. Non-conforming home equity loans are made to borrowers whose needs may not be met by traditional financial institutions due to credit exceptions. The Company obtains its loans through three primary production channels in 47 states and the District of Columbia: correspondent, broker retail and direct retail.

Correspondent. The correspondent division purchases closed loans from independent mortgage bankers and other financial institutions, typically in pools in excess of $1 million. Every loan is reunderwritten prior to purchase for compliance with the ContiMortgage underwriting guidelines. For fiscal 1999, ContiMortgage purchased loans from 359 correspondent sources, with the largest source accounting for 11% of total correspondent volume, and the top five sources accounting for 24% of total correspondent volume. At March 31, 1999, the correspondent division had 15 employees based in ContiMortgage's headquarters in Hatboro, PA and a west coast satellite office located in Orange County, CA. Correspondent loan volume was $4.68 billion and $4.46 billion for fiscal years 1999 and 1998, respectively, representing 57% and 65% of total home equity loan volume for the respective years. Notwithstanding the increase in fiscal 1999 correspondent production volume over the prior year, the Company's correspondent division, which historically had been the Company's largest and fastest growing production channel, experienced a significant decline in production volume in the third and fourth quarters of fiscal 1999. Due to its diminished liquidity position, the Company reduced the cash premiums it would pay for correspondent product, opting instead to focus its production efforts on broker and direct retail originations, which fundings are typically cash flow positive due to points and fees collected from the borrowers. Of total correspondent production of $4.68 billion for fiscal 1999, $1.01 billion and $732 million was produced in the third and fourth fiscal quarters, respectively.

Broker Retail. The broker division sources loans through its network of independent mortgage brokers which provides ContiMortage with qualified loan applicants. All loans are underwritten, processed, closed and funded by ContiMortgage. In fiscal 1999, the Company sourced loans through 1,766 independent brokers. At March 31, 1999, the broker division had 195 employees in eight regional offices and five satellite offices. The regional offices are located in Horsham, PA; Oak Brook, IL; Dallas, TX; Atlanta, GA; Phoenix, AZ; Pleasanton, CA; Charlotte, NC; and Dublin, OH. Broker loan volume was $1.56 billion and $1.03 billion for fiscal years 1999 and 1998, respectively, representing 19% and 15% of total home equity loan volume for the respective years. Of total broker retail production of $1.56 billion for fiscal 1999, $377 million and $411 million was produced in the third and fourth fiscal quarters, respectively.

Direct Retail. ContiMortgage originates loans on a direct-to-consumer basis through ContiMortgage divisions and subsidiaries. As of March 31, 1999, the Company had 119 retail offices including three call centers and a portfolio retention group. Direct-to-consumer retail volume was $1.96 billion and $1.32 billion for fiscal years 1999 and 1998, respectively, representing 24% and 19% of total home equity loan volume for the respective years. Of total direct retail production of $1.96 billion for fiscal 1999, $457 million and $534 million was produced in the third and fourth fiscal quarters, respectively.

The direct-to-consumer retail network has been developed through a series of acquisitions and start-ups of retail loan originators made by the Company during fiscal years 1997 through 1999. These acquisitions and start-ups allow the Company to vertically integrate, reducing its reliance on correspondent sources, and to leverage the ContiMortgage securitization and servicing platforms. In each case the companies acquired were former Strategic Alliance clients or ContiMortgage loan origination sources. The Company's acquisition strategy was to acquire companies whose products had a history of good performance and whose management team had a strong, long-term relationship with ContiMortgage. Each acquisition was structured with an upfront payment at closing and an earnout to be paid over a three to five year period based on performance. During the second quarter of fiscal 1999, ContiMortgage initiated the start up of ContiDirect, a direct-to-consumer division which uses centralized call centers to conduct out-bound telemarketing supported by direct mail. ContiDirect produced approximately $18 million of direct retail origination in March 1999, its seventh month of production. During the fourth quarter of fiscal 1999, ContiMortgage acquired from a former Strategic Alliance client a retail branch network of 18 origination offices.

The Company believes that direct-to-consumer originations will provide a lower-cost alternative to correspondent production and will enable the Company to increase its utilization of prepayment penalties and improve the quality and consistency of loan underwriting, resulting in improved loan performance.

The following table details selected information regarding each of ContiMortgage's retail direct-to-consumer loan production sources:

--------------------------------------------------------------------------------
                                                                     Retail
                                                                 Monthly Volume
                                                                  (March 1999)
       Name           Headquarters      Employees    Offices     (in millions)
--------------------------------------------------------------------------------
ContiDirect        Hatboro, PA             294          2              18
--------------------------------------------------------------------------------
United Lending     Irvine, CA              367          5              40
Group
--------------------------------------------------------------------------------
Resource One       Langhorne, PA           315         30              38
--------------------------------------------------------------------------------
Royal Mortgage     Orange, CA              198         25              15
--------------------------------------------------------------------------------
Crystal            Amherst, OH             240         23              22
--------------------------------------------------------------------------------
FMD                Lincolnshire, IL        129         15              12
--------------------------------------------------------------------------------
ContiMortgage      Hatboro, PA             165         18              21
Branches
--------------------------------------------------------------------------------
Portfolio          Hatboro, PA              53          1              42
Retention
--------------------------------------------------------------------------------

Underwriting. All home equity loans are underwritten in accordance with the Company's underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property securing the loan. In the underwriting process, an underwriter reviews a credit package which typically includes, among other things, a current property appraisal from an independent appraiser, a credit report, a title report and verification of employment and income. On a case-by-case basis, an underwriter may approve a loan that varies in some limited respect from the underwriting guidelines provided that compensating factors exist; however, any significant variation from the underwriting guidelines must be approved by a senior underwriter or senior credit officer.

ContiMortgage generally purchases or originates loans which either fully amortize over a period not to exceed 360 months or provide for amortization over a 360-month schedule with a "balloon" payment required at the maturity date, which would typically be fifteen years after origination but in no event less than five years. The loan amounts generally range from a minimum of $10,000 to a maximum of $350,000, unless a higher amount is specifically approved by senior management. The current average home equity loan purchased or originated by ContiMortgage has a balance of approximately $75,000. ContiMortgage and ContiWest primarily purchase or originate non-purchase money first- or second-lien mortgage loans, although ContiMortgage and ContiWest have programs for origination of certain purchase money first-lien mortgages.

The properties used for collateral to secure the loans are residential one- to four-family homes, condominiums or townhouses, mostly primary residences, but may also include second homes, vacation homes or investor-owned residential properties. Generally, each home must have a minimum appraised value of $40,000. Mobile housing or agricultural land are not accepted as collateral. In addition, mixed-use loans secured by owner-occupied properties, including one- to four-family and small multifamily residences, are made where the proceeds may be used for business purposes.

Each property proposed as collateral for a loan must be appraised not more than six months prior to the date of such loan. The combined loan-to-value ratio ("CLTV") of the first and second mortgages generally may not exceed 90%. If a prior mortgage exists, ContiMortgage first reviews the first mortgage history. If it contains open end, advance or negative amortization provisions, the maximum potential first mortgage balance is used in calculating the CLTV ratio which determines the maximum loan amount. ContiMortgage does not purchase or originate loans where the first mortgage contains a shared appreciation clause.

ContiMortgage also requires a credit report by an independent credit reporting agency which describes the applicant's credit history. The credit report should reflect all delinquencies of 30 days or more, repossessions, judgments, foreclosures, garnishments, bankruptcies and similar adverse credit events that can be discovered by a search of public records. Written verification is obtained on any first mortgage balance, its status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment on the first mortgage. All taxes and assessments not included in the monthly payment must be verified as current.

Each loan applicant is required to secure property insurance in an amount sufficient to cover the new loan and any other outstanding mortgages. If the sum of the outstanding first mortgage, if any, and the home equity loan exceeds replacement value, insurance at least equal to replacement value may be accepted.

The following chart outlines the most significant parameters of the credit grades of ContiMortgage's and ContiWest's current underwriting guidelines:

---------------------------------------------------------------------------------------
                  "A" CREDIT GRADE "B" CREDIT GRADE "C" CREDIT GRADE "D" CREDIT GRADE
---------------------------------------------------------------------------------------
General Repayment Has good credit  Pays the         Marginal credit  Designed to
                  but might have   majority of      history which    provide a
                  some minor       accounts on      is offset by     borrower with
                  delinquency.     time but has     other positive   poor credit
                                   some 30-         attributes.      history an
                                   and/or  60-day                    opportunity to
                                   delinquency.                      correct past
                                                                     credit problems
                                                                     through lower
                                                                     monthly payments.
---------------------------------------------------------------------------------------
Existing          Current at       Current at       Cannot exceed    Must be paid in
Mortgage Loans    application      application      four 30-day      full from loan
                  time and a       time and a       delinquencies    proceeds and no
                  maximum of two   maximum of       or one 60-day    more than 119
                  30-day           three 30-day     delinquency in   days'
                  delinquencies    delinquencies    the past 12      delinquency.
                  in the past 12   in the past 12   months.
                  months.          months.
---------------------------------------------------------------------------------------
Non-Mortgage      Major credit     Major credit     Major credit     Major and minor
Credit            and installment  and installment  and installment  credit
                  debt should be   debt can         debt can         delinquency is
                  current but may  exhibit some     exhibit some     acceptable, but
                  exhibit some     minor 30-and/or  minor 30-and/or  must demonstrate
                  minor 30-day     60-day           90-day           some payment
                  delinquency.     delinquency.     delinquency.     regularity.
                  Minor credit     Minor credit     Minor credit
                  may exhibit      may exhibit up   may exhibit
                  some minor       to 90-day        more serious
                  delinquency.     delinquency.     delinquency.
---------------------------------------------------------------------------------------
Bankruptcy        Charge-offs,     Discharged more  Discharged more  Discharged prior
Filings           judgments,       than two years   than one year    to closing.
                  liens, and       with             with
                  former           reestablished    reestablished
                  bankruptcies     credit.          credit.
                  are generally
                  unacceptable.
---------------------------------------------------------------------------------------
Debt              Generally not    Generally not    Generally not    Generally not to
Service-to-Income to exceed 45%.   to exceed 45%.   to exceed 50%.   exceed 50%.
Ratio
---------------------------------------------------------------------------------------
Maximum
Loan-to-Value
Ratio:
---------------------------------------------------------------------------------------
Owner Occupied    Generally 90%    Generally 85%    Generally 80%    Generally 70%
                  for a            for a            for a            for a
                  1 to 4 family    1 to 4 family    1 to 4 family    1 to 4 family
                  dwelling; 75%    dwelling; 75%    dwelling; 70%    residence.
                  for a            for a            for a
                  condominium.     condominium.     condominium.
---------------------------------------------------------------------------------------
Non-Owner         Generally 75%    Generally 70%    Generally 65%    N/A
Occupied          for a 1 to 2     for a 1 to 2     for a 1 to 2
                  family dwelling  family dwelling  family dwelling
                  or condominium,  or condominium,  or condominium,
                  70% for a 3 to   65% for a 3 to   60% for a 3 to
                  4 family.        4 family.        4 family.
---------------------------------------------------------------------------------------

Quality Control. The purpose of ContiMortgage's quality control program is (i) to monitor and improve the overall quality of loan production generated by regional offices, branches and subsidiaries, ContiWest and correspondent sources, and (ii) to identify and communicate to management existing and/or potential underwriting and loan file packaging problems or areas of concern. Each month, the following sample of funded loans are examined: (i) a 10% random sample of all funded loans, (ii) an additional sample of loans underwritten at the maximum LTV ratio for such risk class of loans, (iii) an additional sample of loans with a debt-to-income ratio greater than 50%, (iv) a minimum of the first five loans from any new origination source, and (v) loans selected in accordance with such other criteria as may be determined by management. The quality control file review examines compliance with underwriting guidelines and federal and state regulations. This is accomplished through a focus on (i) accuracy of all credit and legal information, (ii) collateral analysis including re-appraisals of property (field or desk) and review of original appraisal,
(iii) employment and income verification, and (iv) legal document review to ensure that the appropriate documents are in place.

Loan Securitization

The primary funding strategy of ContiMortgage historically has been to securitize loans purchased or originated. The Company benefits from the reduced cost of funds and greater leverage provided through securitization. Through March 31, 1999, the Company had completed 36 ContiMortgage/ContiWest AAA/Aaa-rated Real Estate Mortgage Investment Conduits ("REMIC" or "REMICs") securitizations. Management has structured ContiMortgage's operations and processes specifically for the purpose of efficiently originating, underwriting, and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers and AAA/Aaa-rated REMIC pass-through investors. ContiMortgage generally seeks to enter the public home equity securitization market on at least a quarterly basis.

In a securitization, the Company sells the loans that it has originated or purchased to a REMIC, owner trust or grantor trust, for a cash purchase price and a retained interest in the loans or other assets securitized. See "Gain on Sale of Receivables and Interest-only and Residual Certificates" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's securitization procedures.

The purchasers of the pass-through certificates receive a credit-enhanced security. Credit enhancement is generally achieved by the Company's subordination of its retained interest in the form of over-collateralization or by one or both of the following: (i) subordination of subsidiary classes of bonds to senior classes; and/or (ii) an insurance policy provided by an AAA/Aaa-rated monoline insurance company. As a result, each offering of the senior class of REMIC pass-through certificates has received ratings of AAA from Standard & Poor's Ratings Group and Fitch Investor Services, L.P. and Aaa from Moody's Investors Service.

The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the REMIC trusts require either (i) the establishment of a reserve account that may be funded by cash or a letter of credit deposited by the Company, or (ii) the build up of over-collateralization of the REMIC trust by application of excess spread, which is intended to result in receipts and collections on the loans exceeding the amounts required to be distributed to the holders of the senior or subordinate REMIC pass-through certificates. If payment defaults exceed the amount in the reserve account or the amount of over-collateralization, as applicable, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related REMIC trust, or a subordinate class will bear the loss. To date, there have been no calls on monoline insurance company policies obtained for any of the Company's ContiMortgage/ContiWest securitizations.

Whole Loan Sales

In response to the new market environment and the severe capital constraints under which the Company must operate, the Company has made efforts to increase the amount of whole loan sales. In a whole loan sale, the Company sells loans directly to an investor on a servicing-released basis for a cash premium. In contrast, the premium value of loans sold through securitization is realized over the life of the securitization in the form of cash flow from the retained interest spread. The economics of securitization are generally superior to those of whole loan sales, but the increased volume of whole loan sales is made necessary by cash flow considerations. As part of its whole loan strategy, ContiMortgage negotiated a long-term sale commitment with a large financial institution (see Note 13 to the Consolidated Financial Statements) and is actively selling loans to several other whole loan investors on a monthly flow basis. The Company will also bid pools of loans for sale or will enter into one-time sale agreements with institutional investors.

During fiscal 1999, the Company sold $1.6 billion of home equity loans on a whole loan basis, representing 19% of fiscal 1999 originations. This compares to $596 million of home equity loans sold on a whole loan basis during fiscal 1998. During the third and fourth quarters of fiscal 1999, the Company executed whole loan sales of $782.6 million and $396.7 million, respectively, which represented 43% and 25% of total sales for the third and fourth quarters, respectively.

Loan Servicing

Overview. The Company retains the right to service the home equity loans originated or purchased and included in ContiMortgage/ContiWest securitizations. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. As of March 31, 1999, ContiMortgage serviced 194,032 loans in 50 states and the District of Columbia with an outstanding balance of $13.0 billion, an increase of 27.9% from March 31, 1998, earning a normal servicing fee of approximately 50 basis points per annum plus ancillary servicing fees and prepayment penalties which amounted to 30 basis points per annum for fiscal 1999 and 23 basis points for fiscal 1998.

The key elements of any servicing operation are the quality and experience of the staff and the effectiveness of the computer software. Senior management for the various servicing functions has an average of 17 years of mortgage banking experience. During fiscal 1999, the Company converted its servicing operations to the Alltel servicing system. This system provides ContiMortgage with a sophisticated mortgage-servicing platform that enables it to provide effective and efficient processing of home equity loans. The Alltel system provides state-of-the-art technology for payment processing, cashiering, hazard and tax monitoring, investor reporting, on-line collection, default management, loss mitigation and loan liquidation.

ContiMortgage is a Fannie Mae and Freddie Mac approved seller/servicer. As such, ContiMortgage is subject to a thorough due diligence of its policies, procedures and business, and is qualified to underwrite, sell and service loans on behalf of both Fannie Mae and Freddie Mac. This designation is typically a prerequisite for loan securitization. In addition, rating agencies and monoline bond insurers conduct periodic due diligence on ContiMortgage.

The pooling and servicing agreements which govern the distribution of cash flows within the REMIC trusts generally require that ContiMortgage, as servicer, advance interest (but not principal) to the related REMIC trusts on any loans that are not paid through the last day of each monthly reporting period, but only to the extent ContiMortgage deems such advances of interest to be ultimately recoverable from future collections ("Delinquency Advances"). Due to the Company's liquidity problems, in the third quarter ContiMortgage entered into a subservicing agreement with Continental Grain whereby, for a fee, Continental Grain makes Delinquency Advances to certain REMIC trusts, to a maximum outstanding balance of $85 million.

Asset Management. The ContiMortgage asset management division comprises three departments: collections, loss mitigation and default.

The collections department is organized into the following functional groups: second mortgages, early payment default, 0-59 days past due and 60 days or more past due. Each of these functions, with the exception of early payment default, is now serviced by geographic region from either the asset management site in Hatboro, PA or the new western asset management site in Tempe, AZ.

Generally, collection activity will commence once a loan has not been paid within 15 days of the due date. Once a loan becomes 30 days past due, a collections supervisor generally analyzes the account to determine the appropriate course of action. On or about the 60th day of delinquency, property inspections are automatically obtained to assess the condition of the collateral. For accounts 60 days or more past due, collection activity typically emphasizes curing the delinquency by working with each borrower to set up repayment plans, formal forbearance plans, reinstatements, and various other loss mitigation options including short sales and short refinances (accepting a payoff that is less than the full amount due to avoid the foreclosure process). The loss mitigation department works with the collections department to identify accounts that are likely candidates for a loss mitigation strategy. Both the 60+ collections staff and the loss mitigation staff are trained to negotiate outcomes that are mutually beneficial to ContiMortgage and its customers. In most cases, accounts that cannot be cured by reasonable means will be moved to foreclosure as soon as practicable in accordance with applicable law, but it is the Company's policy to work with the customer to resolve the past due balance prior to legal action being initiated.

As part of the increased efforts to reduce losses, ContiMortgage's loss mitigation department was doubled in size, from 19 employees at March 31, 1998 to 42 employees at March 31, 1999. The loss mitigation department monitors accounts in all phases of the collection and foreclosure process to identify opportunities to work out deals with borrowers to resolve defaults in a manner most beneficial to the borrowers, while reducing the amount of loss that the Company would incur in a drawn out foreclosure, eviction and property liquidation process. Dual tracking of all defaulted loans has been implemented, permitting accounts which are in the process of foreclosure or in bankruptcy to be pursued for alternative disposition strategies with results more favorable to ContiMortgage. Additional emphasis on positive resolution strategies is placed on loans in states with higher historical loss rates.

The default department includes teams of foreclosure and bankruptcy coordinators which are assigned different geographic regions, and property services and real estate owned ("REO") units that are responsible for monitoring and preserving the collateral values and liquidating the properties.

All accounts that are more than 60 days delinquent, including loans in foreclosure and REO, are automatically inspected on a monthly basis. The property services unit reviews the accounts where properties are reported vacant or damaged and makes repairs or takes whatever other actions are appropriate. Additionally, other accounts are reviewed by the property services unit on an as-needed basis as a result of third party information.

When a property moves to a foreclosure status, a foreclosure coordinator will review all previous inspection reports, evaluate the lien and equity position and obtain any additional information necessary to decide on the appropriate course of action. The loss mitigation department performs a parallel assessment, looking for opportunities to implement a loss mitigation strategy. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if (i) the loan is 90 days or more delinquent, (ii) a notice of default on a senior lien is received, or
(iii) ContiMortgage discovers circumstances indicating potential loss exposure.

See Item 6. Selected Financial Data for information regarding the ContiMortgage servicing portfolio's delinquencies, defaults and loan loss experience.

Origination of Asset Classes Other Than Home Equity Loans

Other Businesses. The Company has been involved in other asset classes in addition to HEL's, including commercial loans, high loan-to-value loans, non-prime auto loans, equipment leases, franchise loans and charged-off consumer receivables. Consistent with the Company's repositioning to focus on cash flow positive businesses, the Company made a decision to focus on the core HEL business and to reduce or eliminate its participation with most other loan products. The Company's present plan is to continue its franchise loans and charged-off consumer receivables businesses.

Commercial Loans. The Company executed its commercial mortgage loan purchase strategy through loan conduits. Conduits are stand-alone securitization vehicles where the originator(s), underwriter(s), servicer(s) and seller(s) may all be different parties coming together to generate loans to be serviced and securitized. Conduits allow smaller originators to sell their product into a single securitizable pool, thus benefiting from the economies of scale and the ability to share the fixed transaction costs associated with securitization. The Company established a conduit for commercial/multi-family mortgages ("ContiMAP(R)"). The Company's role was to provide capital through warehouse financing and/or the purchase of loans at a premium and to ensure that the loans are underwritten to the conduit's underwriting guidelines and are thus securitizable. In addition, the Company also managed the ultimate sale or securitization of the loans originated through ContiMAP(R).

In October 1998, the Company suspended issuing new loan purchase commitment letters within ContiMAP(R) and decided to sell its commercial loan exposure through an orderly liquidation process over a reasonable period of time. See
Note 4 to the Consolidated Financial Statements. In the future, the Company will limit its commercial real estate activities to loan originations through Keystone Mortgage Partners ("Keystone"), a subsidiary of the Company. Keystone is a broker and servicer of commercial mortgage loans, primarily to the insurance industry, but does not take principal risk.

High Loan-To-Value Loans. During the first quarter of fiscal 2000, the Company entered into an agreement with Empire Funding Holding Corporation ("EFHC") which will result in the Company's exiting the high loan-to-value business. See Note 4 to Consolidated Financial Statements for details of this agreement.

Non-Prime and Sub-Prime Auto Loans and Leases. Non-prime auto loans and leases are originated primarily to "B" and "C" credit grade borrowers as opposed to sub-prime auto loans which are usually issued on a discount basis to "C-" and "D" credit grade borrowers. As of March 31, 1999, Triad Financial Corporation ("Triad"), a non-prime and sub-prime automobile lending business which originates automobile loans to credit-impaired borrowers, has relationships with over 3,500 dealerships in 33 states, with California representing approximately 29% of loan originations. As with ContiMortgage, Triad utilizes centralized origination, underwriting and servicing techniques.

During the first quarter of fiscal 2000, the Company sold its interest in Triad and exited the automobile lending business. See Note 16 to Consolidated Financial Statements for details of the sale.

Franchisee Loans. Franchisee loans represent loans to franchisees of top tier national restaurant chains and other franchise chains. In the Company's securitization of franchisee loans, the underwriting process focuses on the franchisee borrower's ability to generate cash flow from the particular business as opposed to more traditional financing, which is based upon hard collateral values or the credit rating of the franchisor. During the second quarter of fiscal 1999, the Company entered into a relationship with a startup franchisee lender, American Commercial Capital ("ACC"). The Company is the primary source of financing and securitization services to ACC and has a 50.1% interest in ACC.

Equipment Leasing. In November 1998, the Company sold its small-ticket equipment leasing subsidiary for nominal cash consideration, which resulted in a loss of $3.3 million. The Company's decision to exit this business was based on such subsidiary's long-term cash flow characteristics.

Charged-off Consumer Receivables. In February 1998, the Company entered the charged-off consumer receivables business through the formation of its subsidiary ContiAsset Receivables Management LLC ("CARMA"). CARMA engages in portfolio sourcing and scrubbing. In addition, the Company simultaneously entered into a strategic alliance with and, through CARMA, made a minority investment in, Arrow Financial Services LLC ("Arrow"), which is engaged in the business of servicing charged-off consumer receivables, both for its own account and for third-party clients. As part of its strategic alliance with Arrow, the Company, through its subsidiary ContiTrade Services LLC ("ContiTrade"), provides a warehouse line to Arrow for the acquisition of portfolios of charged-off consumer receivables. Targeted portfolios include bank credit cards, consumer loans, private label credit cards, installment loans and auto loan deficiency balances. As of March 31, 1999, Arrow's warehouse line with the Company had an outstanding balance of approximately $13.2 million, financing approximately $1.3 billion in face amount of charged-off consumer receivables.

Asset Securitization Services

General

The Company has a specialized investment banking group based in New York which, through ContiTrade and ContiFinancial Services, has provided financing and asset securitization services to its subsidiaries and Strategic Alliance clients. Services provided include warehouse financing, hedging, excess spread receivables financing, operational financing, as well as securitization expertise. Consistent with the Company's business repositioning, the Company has made a strategic decision to focus new financing and asset securitization services on subsidiaries, principally in support of the HEL business. The investment banking group also monitors loan performance and maintains an extensive loan level data base for loans that have been sold into REMICs. ContiTrade provides asset-backed finance and structuring capabilities to the Company. ContiFinancial Services, a National Association of Securities Dealers, Inc. ("NASD") member and broker/dealer, privately places or underwrites offerings of asset-backed securities or sells assets on a whole loan basis on behalf of the Company and its Strategic Alliance clients.

Securitization and Whole Loan Sale Services. The Company has significant structured finance expertise. ContiFinancial Services' placement capabilities accomplish two objectives: (i) generating fee income, and (ii) providing a controlled exit strategy for assets financed by allowing the Company and its Strategic Alliance clients to manage more effectively when and how transactions are brought to market. While ContiFinancial Services' placement capabilities have been primarily focused on private placements, to the extent opportunities exist in the public market, ContiFinancial Services will bid out the public underwriting business to other investment banks and manage the process on behalf of itself and its clients. The Company has filed an $8.2 billion shelf registration statement with the Securities and Exchange Commission (the "Commission") of which $7.1 billion was available as of March 31, 1999 to securitize certain asset-backed securities. Additionally, ContiFinancial Services manages the larger whole loan sales transactions for HEL production. The marketing of HEL portfolios and the documentation of such sales has become a primary focus for ContiFinancial Services.

Credit Enhancement. To the extent that the securitization of a particular asset class requires credit enhancement in addition to the excess spread, the Company will consider providing that additional support in the form of (i) an initial deposit to be reimbursed from the cash flow of the assets securitized or (ii) the purchase of a mezzanine or other subordinate security.

Warehouse Financing. The Company made financing available to its securitization clients through secured loans or purchase commitments which facilitated the accumulation of securitizable assets prior to securitization ("warehouse financing"). As of March 31, 1999, through ContiTrade, the Company had committed $345 million of financing to its third party clients and equity investments, of which $317 million was drawn down.

Hedging. As clients accumulate assets for securitization or sale, they are exposed to fluctuations in interest rates, and the Company has entered into hedge positions on behalf of its Strategic Alliance clients. As of March 31, 1999, all hedge positions entered into by the Company are on its own behalf.

Excess Spread Receivables Financing. In certain cases, the Company has financed a client's excess spread receivables in order to provide the client with cash to cover the expenses and up-front negative cash flow associated with securitization. The financing was typically in the form of a loan secured by the excess spread receivable. The Company committed to provide such financing only to its Strategic Alliance clients. In each case, in return for the financing, the Company received ownership participations either in the Strategic Alliance clients or in the portfolio of loans securitized. As of March 31, 1999, the total amount outstanding of such financing was $41.4 million.

The following table illustrates the Company's securitizations and whole loan sales volume by asset class:

                    The Company's Securitizations and Sales
                             Volume by Asset Class

                                                                 Years Ended March 31,
                                                     ----------------------------------------------  Total By
(in millions)                                         1999     1998      1997      1996       1995  Asset Class
                                                    -------   -------   -------   -------   ------- -----------
Home equity, home improvement and other
 residential mortgage loans:
   ContiMortgage/ContiWest securitizations ......   $ 6,099   $ 6,150   $ 3,454   $ 2,030   $ 1,259   $18,992
   Other home equity, home improvement and other
    residential mortgage sales ..................     1,569       596       586     1,260       475     4,486
                                                    -------   -------   -------   -------   -------   -------
Total home equity, home improvement and other
residential mortgage sales (1) ..................   $ 7,668   $ 6,746   $ 4,040   $ 3,290   $ 1,734   $23,478
                                                    -------   -------   -------   -------   -------   -------
Commercial real estate mortgage loans:
   Conduit (ContiMAP(R)and affiliates) ..........       581       897       742       186        89     2,495
   Whole loan sales .............................       466       601        --        --        --     1,067
   Keystone .....................................     1,104        --        --        --        --     1,104
                                                    -------   -------   -------   -------   -------   -------
Total commercial real estate mortgage loans .....     2,151     1,498       742       186        89     4,666
                                                    -------   -------   -------   -------   -------   -------
Non-prime and sub-prime auto loans and leases (1)       595       309        91       162        39     1,196
Equipment leasing ...............................        --        46       250       190       179       665
Title I home improvement loans ..................        --       139        --        --       149       288
Franchisee loans ................................        --        --        21       145        98       264
Other ...........................................        --        30        --        20        --        50
                                                    -------   -------   -------   -------   -------   -------
Total securitization volume .....................   $10,414   $ 8,768   $ 5,144   $ 3,993   $ 2,288   $30,607
                                                    =======   =======   =======   =======   =======   =======

(1) Includes Strategic Alliances' sales.

Regulation

General. The Company's businesses are subject to extensive regulation in the United States at both the federal and state level. In the Company's home equity loan and financing businesses, regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosures to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. As part of the Company's financing and asset securitization business, ContiFinancial Services is required to register as a broker/dealer with certain federal and state securities regulatory agencies and is a member of the NASD.

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

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted in September 1994. Among other things, the Riegle Act makes certain amendments to TILA. The Riegle Act generally applies to certain mortgage loans with (i) total points and fees upon origination exceeding the greater of eight percent of the loan amount or $441 (as adjusted for changes in the Consumer Price Index), or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans").

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

The Home Mortgage Disclosure Act ("HMDA") and Regulation C enables the government and regulators to determine whether financial institutions are serving the housing needs of their communities, assist public officials in distributing public sector investments so as to attract private investment to where there is economic decline, assist in identifying possible discriminatory lending practices and enforce nondiscrimination statutes. Regulation C requires lenders to collect and report certain information about applicants including: loan type, loan purpose, loan amount, credit decision, location of the property, race, sex and income of the applicant. HMDA requires lenders to place notices in certain public locations regarding the availability of its reporting data.

The Fair Credit Reporting Act ("FCRA") is designed to regulate the consumer reporting industry. It places disclosure obligations on the users of consumer credit reports and is designed to ensure fair, timely, and accurate reporting of credit information. FCRA also restricts the use of consumer credit reports and in certain circumstances requires the deletion of obsolete information.

The Fair Debt Collection Practices Act ("FDCPA") generally specifies the manner in which debt collectors may pursue debtors to receive payment for outstanding obligations including, but not limited to, communication regarding a debt, harassment or abuse, unfair practices or false or misleading representations.

In addition, the Company is subject to various other federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, consumer lenders and servicers, and disclosures which must be made to consumer borrowers. Failure to comply with such laws may result in civil and criminal liability and may, in some cases, give consumer borrowers the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company.

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

Broker/Dealer. In the Company's capital management services business, ContiFinancial Services acts as a placement agent and underwriter for public and private offerings of asset-backed securities. As a result, ContiFinancial Services is registered as a broker/dealer with the Securities and Exchange Commission, the State of California and the State of New York and is a member of the NASD. ContiFinancial Services is subject to regulation by the Commission, the NASD and state securities administrators in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. Additional legislation and regulations, including those relating to the activities of affiliates of broker/dealers, changes in rules promulgated by the Commission or other regulatory authorities and the NASD, changes in the interpretation or enforcement of existing laws and rules, and changes in the special exemption of ContiFinancial Services, may adversely affect the manner of operation and profitability of the Company.

As a registered broker/dealer, ContiFinancial Services is subject to the Commission's net capital rules. These rules, which specify minimum net capital requirements for registered broker/dealers, are designed to assure that broker/dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business, and have the effect of requiring that at least a substantial portion of their assets be kept in cash or highly liquid investments. Because it acts primarily as a placement agent in asset-backed private securities offerings, ContiFinancial Services operates under a less restrictive net capital standard. To the extent that the Company elects to expand its public underwriting capacity, it would be required to substantially increase the net capital of ContiFinancial Services. Under such circumstances, there can be no assurance that the Company will have the capital necessary to increase such net capital.

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

Employees

At March 31, 1999 the Company had 3,330 employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2. Properties.

The Company's corporate headquarters are located in approximately 24,000 square feet of office space sublet from Continental Grain at 277 Park Avenue, New York, New York 10172. The lease extends through February 28, 2000.

The ContiMortgage corporate headquarters are located in approximately 203,000 square feet of leased office space at 338 South Warminster Road, Hatboro, Pennsylvania 19040. The lease extends through August 31, 2009.

The Company and its subsidiaries have various other loan origination and processing operations located throughout the United States. These operations are conducted from leased office facilities that have terms expiring through April 2004.

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

None.

                                    Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded under the symbol "CFN" on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing sale price per share of the Company's common stock:

                                               Sales Price
                                          ----------------------
                                             High        Low
                                          ---------   ----------

Fiscal Year Ended March 31, 1999:

                  First Quarter           $ 37.3750   $ 23.1250
                  Second Quarter          $ 25.2500   $  7.5000
                  Third Quarter           $  8.6875   $  3.1250
                  Fourth Quarter          $  8.2500   $  3.4375

Fiscal Year Ended March 31, 1998:

                  First Quarter           $36.8750    $26.5000
                  Second Quarter          $40.3125    $31.0000
                  Third Quarter           $32.3750    $23.7500
                  Fourth Quarter          $32.1875    $18.3125

As of June 1, 1999, the Company had 126 stockholders of record, and approximately 6,282 beneficial owners of its common stock.

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

Item 6. Selected Financial Data.

                             SELECTED FINANCIAL DATA
                        (in thousands, except share data)

                                                                                     Years Ended March 31,
                                                             -------------------------------------------------------------------
                                                                 1999           1998           1997           1996        1995
                                                             -----------    -----------    -----------    -----------   --------
Income Statement Data:

Gross income
   Gain on sale of receivables ...........................   $       768    $   311,606    $   210,861    $   146,529   $ 67,512
   Commercial real estate valuation adjustments ..........      (167,927)            --             --             --         --
   Interest ..............................................       305,039        236,494        161,402         91,737     42,929
   Net servicing income ..................................        99,544         90,509         46,340         29,298      9,304
   Other income ..........................................        15,767         21,553          9,227          4,252      2,252
                                                             -----------    -----------    -----------    -----------   --------
         Total gross income ..............................       253,191        660,162        427,830        271,816    121,997
                                                             -----------    -----------    -----------    -----------   --------
Expenses
   Compensation and benefits .............................       192,753        161,992         82,170         52,203     23,812
   Interest ..............................................       233,598        165,904        120,636         74,770     29,635
   Provision for loan losses .............................         6,215          5,668          3,043            285      1,935
   General and administrative ............................       166,619        101,633         44,940         18,022      9,627
   Other charges .........................................       147,621             --             --             --         --
                                                             -----------    -----------    -----------    -----------   --------
         Total expenses ..................................       746,806        435,197        250,789        145,280     65,009
                                                             -----------    -----------    -----------    -----------   --------
Income (loss) before income taxes and minority interest ..      (493,615)       224,965        177,041        126,536     56,988
Provision (benefit) for income taxes .....................       (67,510)        91,149         71,341         49,096     22,168
Minority interest in earnings (losses) of subsidiaries ...           152           (488)          (304)         3,310      8,728
                                                             -----------    -----------    -----------    -----------   --------
Net income (loss) ........................................   $  (426,257)   $   134,304    $   106,004    $    74,130   $ 26,092
                                                             ===========    ===========    ===========    ===========   ========
Basic earnings (losses) per common share (pro
  forma for 1996) (1) ....................................   $     $9.21)   $      2.90    $      2.44    $      2.01
                                                             ===========    ===========    ===========    ===========
Diluted earnings (losses) per common share (pro
  forma for 1996) (1) ....................................   $     (9.21)   $      2.86    $      2.40    $      2.00
                                                             ===========    ===========    ===========    ===========
Basic weighted average number of shares outstanding
  (pro forma for 1996) (1) ...............................    46,283,940     46,330,810     43,361,253     36,942,363
                                                             ===========    ===========    ===========    ===========
Diluted weighted average number of shares
  outstanding (pro forma for 1996) (1) ...................    46,283,940     46,992,449     44,152,343     37,050,165
                                                             ===========    ===========    ===========    ===========

During fiscal 1995 and 1996, the Company paid cash dividends to Continental Grain of $30,000 and $305, respectively.

                                                                 As of March 31,
                                          --------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                          ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
Interest-only and residual certificates   $  722,012   $  648,785   $  445,005   $  293,218   $  143,031
Capitalized servicing rights ..........      105,273       74,292       29,353       11,689           --
Receivables held for sale, net ........    1,082,046      724,305      621,798      301,855       75,504
Total assets ..........................    2,355,164    2,808,579    1,545,798      892,540      327,742
Due to affiliates .....................        8,918          163       36,367      337,734      114,907
Short-term debt .......................      512,797      366,104       25,299           --           --
Long-term debt ........................      699,225      499,553      498,817           --           --
Total liabilities .....................    2,147,192    2,161,642    1,136,726      597,721      243,579
Minority interest in subsidiaries .....        4,721          629        1,288           --       16,248
Stockholders' equity ..................      203,251      646,308      407,784      294,819       67,915

--------------------
(1) Because of the Company's December 1995 reorganization and changes in capital structure, per share data for the year ended March 31, 1995 is not meaningful.

                             (dollars in thousands)

                                                                          Years Ended March 31,
                                                 -----------------------------------------------------------------------
                                                     1999           1998           1997           1996           1995
                                                 -----------    -----------    -----------    -----------    -----------
Loan Originations:
Home equity, home improvement and other
   residential mortgage loans:
   Brokers ...................................   $ 1,564,902    $ 1,031,465    $   827,096    $   505,587    $   265,535
   Correspondents ............................     4,676,707      4,455,070      2,921,296      1,736,909      1,023,704
   Direct retail .............................     1,955,678      1,321,596        293,842         68,975         38,919
                                                 -----------    -----------    -----------    -----------    -----------
Total home equity, home improvement and
   other residential mortgage loans ..........     8,197,287      6,808,131      4,042,234      2,311,471      1,328,158
                                                 -----------    -----------    -----------    -----------    -----------
Commercial real estate mortgage loans:
   Conduit (ContiMAP(R)& affiliates) .........     1,459,292      1,873,849        632,524        321,165        158,343
   Keystone ..................................     1,104,121             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
Total commercial real estate loans ...........     2,563,413      1,873,849        632,524        321,165        158,343
Triad auto loans .............................       386,447        191,967         47,049             --             --
                                                 -----------    -----------    -----------    -----------    -----------
   Total loan originations ...................   $11,147,147    $ 8,873,947    $ 4,721,807    $ 2,632,636    $ 1,486,501
                                                 ===========    ===========    ===========    ===========    ===========
Securitizations and sales:
ContiMortgage/ContiWest securitizations ......   $ 6,099,318    $ 6,150,000    $ 3,454,259    $ 2,030,000    $ 1,258,919
Other home equity, home improvement and
   other residential mortgage sales ..........     1,568,840        596,132        335,991            270         33,772
                                                 -----------    -----------    -----------    -----------    -----------
Total home equity, home improvement
   and other residential mortgage sales ......     7,668,158      6,746,132      3,790,250      2,030,270      1,292,691
                                                 -----------    -----------    -----------    -----------    -----------
Commercial real estate mortgage loans:
   Conduit (ContiMAP(R)& affiliates) .........       581,343        896,407        742,259        185,980         89,000
   Whole loan sales ..........................       465,783        601,100             --             --             --
   Keystone ..................................     1,104,121             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
Total commercial real estate mortgage loans ..     2,151,247      1,497,507        742,259        185,980         89,000
Triad auto loans .............................       377,674        177,985         43,530             --             --
Strategic alliances ..........................       217,188        346,464        568,401      1,776,700        906,000
                                                 -----------    -----------    -----------    -----------    -----------
Total securitizations and sales ..............   $10,414,267    $ 8,768,088    $ 5,144,440    $ 3,992,950    $ 2,287,691
                                                 ===========    ===========    ===========    ===========    ===========
ContiMortgage Servicing Portfolio:
Number of loans serviced  (at year end) ......       194,032        157,365        104,568         65,121         38,740
Serviced loan portfolio (at year end) ........   $12,966,131    $10,135,785    $ 6,423,376    $ 3,863,575    $ 2,192,190
Delinquencies:
   30-59 days ................................          1.39%          1.50%          2.18%          1.81%          0.83%
   60-89 days ................................          0.51%          0.51%          0.68%          0.47%          0.36%
   90 days and over ..........................          0.44%          0.35%          0.38%          0.23%          0.45%
                                                 -----------    -----------    -----------    -----------    -----------
   Total delinquencies (%) ...................          2.34%          2.36%          3.24%          2.51%          1.64%
                                                 ===========    ===========    ===========    ===========    ===========
   Total delinquencies ($) ...................   $   303,802    $   239,015    $   208,084    $    97,082    $    35,980
                                                 ===========    ===========    ===========    ===========    ===========
Defaults:
   Foreclosure ...............................          2.29%          2.31%          2.90%          2.42%          0.46%
   Bankruptcy ................................          1.65%          1.70%          1.15%          0.74%          0.41%
   Real estate owned .........................          1.04%          0.83%          0.52%          0.13%          0.09%
   Loss mitigation & legal ...................          1.24%          0.74%          0.13%          0.25%          0.20%
                                                 -----------    -----------    -----------    -----------    -----------
   Total defaults (%) ........................          6.22%          5.58%          4.70%          3.54%          1.16%
                                                 ===========    ===========    ===========    ===========    ===========
   Total defaults ($) ........................   $   806,656    $   565,238    $   302,164    $   136,796    $    25,486
                                                 ===========    ===========    ===========    ===========    ===========

                             (dollars in thousands)

                     Loan Loss Experience on ContiMortgage's
                    Servicing Portfolio of Home Equity Loans

                                                                        Years Ended March 31,
                                               -----------------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
                                               -----------    -----------    -----------    -----------    -----------
Loan loss experience (1):
Average amount outstanding ..................  $12,058,468    $ 8,166,407    $ 4,845,304    $ 2,858,790    $ 1,663,865
Net losses:
    REMICs and loans held pending
      securitization ........................  $   125,357    $    37,600    $    12,719          3,686    $     1,308
    Loans and properties purchased out
      of REMICs .............................        6,722         21,162          3,576             --             --
                                               -----------    -----------    -----------    -----------    -----------
      Total net losses ......................  $   132,079    $    58,762    $    16,295          3,686    $     1,308
                                               ===========    ===========    ===========    ===========    ===========
Realized net losses as a percentage of
 average amount outstanding:
    REMICs and loans held pending
      securitization ........................         1.04%          0.46%          0.26%          0.13%          0.08%
    Loans and properties purchased out
      of REMICs .............................         0.06%          0.26%          0.08%            --             --
                                               -----------    -----------    -----------    -----------    -----------
Total realized net losses as a percentage
 of average amount outstanding ..............         1.10%          0.72%          0.34%          0.13%          0.08%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto. In addition, this report includes a separate section Gain on Sale of Receivables and Interest-only and Residual Certificates, which should be read in conjunction with Results of Operations. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements" on page 3 of this annual report.

General

During fiscal 1999, ContiFinancial Corporation ("ContiFinancial" or the "Company") incurred a net loss of $426,257 and suffered a critical loss of liquidity. See "Liquidity and Capital Resources." The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"). The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities"). The Company is required to comply with various financial covenants under its outstanding long-term debt, Bank Facilities and Warehouse Facilities. As of March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding long-term debt. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. Additionally, the Company would not have been in compliance with several of the financial covenants of the Bank Facilities and Warehouse Facilities at December 31, 1998 and March 31, 1999 had these agreements not been amended. The Bank Facilities expire in August 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999.

The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements.

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities, Warehouse Facilities and long-term debt.

ContiFinancial engages in the consumer finance business by originating and servicing primarily non-conforming home equity loans ("HELs"). ContiFinancial is an originator, purchaser, seller, securitizer and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. These loans are primarily for debt consolidation, home improvements, education or refinancing, and are most often secured by first mortgages on single family residential properties.

Historically, the Company operated as a more diversified consumer and commercial financial intermediary that originated, securitized and serviced various loan products in addition to HELs. These products included commercial real estate loans, high loan-to-value mortgage loans, non-prime auto loans, charged-off consumer receivables, equipment leases and franchise loans. In fiscal 1999, severe turbulence in the capital markets (see Discussion of Events During Fiscal 1999 below) contributed to significant losses and resulted in a critical loss of liquidity that made it impossible for the Company to continue financing its diversified product lines. As a result, the Company had to restrict its focus primarily to the core HEL business and reduce or eliminate its involvement with most other loan products. The Company's Consolidated Statement of Income for the year ended March 31, 1999 reflects, under Commercial real estate valuation adjustments and Other charges, total charges of $315.5 million related to losses incurred as a result of the factors discussed above. See Note 4 to the Consolidated Financial Statements.

Discussion of Events During Fiscal 1999

Write-downs of Interest-only and Residual Certificates

During fiscal 1999, the Company recorded fair value adjustments to interest-only and residual certificates totaling $329 million, resulting from higher-than-estimated prepayment speeds and credit losses, and an increase to the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at March 31, 1999, but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced and that could cause the Company to report net losses for such periods. See Note 5 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Gain on Sale of Receivables and Interest-only and Residual Certificates".

Capital Markets Turbulence

The Company's operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results in the third and fourth quarters. During the second quarter, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

By late September, these unusual interest rate movements had caused the near-collapse of a large hedge fund controlling over $90 billion in financial assets. This event panicked the world's banking systems and further eroded the value of financial assets. In October, one of the largest investors in the subordinate classes of securities produced in commercial loan securitizations (the "Investor") filed for bankruptcy protection under the weight of margin calls by its lenders. These margin calls were made because of the loss in value of the securities which collateralized the Investor's borrowings. This bankruptcy removed a large source of liquidity from the commercial loan securitization market.

The immediate impact of these events was an increase to the Company's margin requirements under its Warehouse Facilities and significant losses in the Company's related hedge positions in U.S. Treasury securities. Because the Company's securities are priced based on a spread over the U.S. Treasury yield, the Company's policy had been to hedge its inventory position by selling short U.S. Treasury securities. During the "flight to quality" the Company's short position lost money as Treasury yields declined, and its long position (its inventory of loans) also lost value due to (i) a decline in demand for the securities backed by its loans, and (ii) a sudden over supply in the whole loan market as securitizers, en masse, attempted to sell their inventories to a limited number of whole loan buyers. In response to the decline in market value of the inventory securing the Warehouse Facilities, the Company's lenders made margin calls for additional cash collateral. The most significant hedge losses and margin calls occurred in the Company's commercial loan portfolio due to the longer durations associated with these loans, and in the Company's high loan-to-value business because of the more limited funding options available for this product.

To lessen the drain on liquidity caused by the margin calls, the Company had to sell inventory to reduce its margin exposure and to generate cash premiums. Large whole loan sales of HELs and commercial loans had to be executed near the bottom of the market, with the twofold result being that the Company sold portfolios at a loss (some under par, others at sales premiums less than the purchase premiums) and had to close out the related hedge positions at a loss, eliminating any possibility of recovery as the Debt Crisis eventually eased and Treasury yields began to rise.

While the Debt Crisis abated for other sectors of the economy over the remainder of fiscal 1999, its impact and subsequent repercussions continued to affect the "sub-prime" industry in which the Company operates. The sudden and significant loss of liquidity experienced throughout the industry, occurring within the context of increasing market skepticism about the quality of earnings reported under "gain-on-sale accounting," intensified capital market concerns about the industry and effectively eliminated access to the capital markets as a source of new liquidity. Although the Company was successful in the third and fourth fiscal quarters in securitizing its products and selling its products on a whole loan basis, its diminished liquidity position adversely affected the Company's ability to continue to provide financing to its Strategic Alliance clients. The continued viability of these client companies and the recoverability of the Company's investments in and receivables from these companies became contingent upon their ability to find alternative sources of financing. As the evolving impact of the Debt Crisis on certain client companies became known, the Company recorded write-downs or reserves against these balances.

Revised Business Strategy and Additional Capital Requirements

In response to the new market environment and the severe capital constraints under which the Company must operate, the Company has taken various steps to reposition its business. Going forward, the Company will focus on those businesses that (i) generate positive cash flow, (ii) represent platforms for further growth and diversification, (iii) have the ability to achieve a position of market leadership, and (iv) reduce reliance on securitization as a sole funding source. Given these operating considerations, the Company intends to focus on its HEL origination business through ContiMortgage Corporation ("ContiMortgage"). ContiMortgage will continue its strategy to be a low cost producer generating loan volume through multiple origination channels supported by experienced servicing, collections and loss mitigation groups. ContiMortgage will continue to (i) de-emphasize originations in its most cash intensive correspondent channel of production, while also reducing the premiums paid for correspondent loans, (ii) increase its higher margin broker and retail loan production channel, and (iii) diversify loan funding strategies to increase the level of whole loan sales and reduce reliance upon securitization.

There can be no assurances given that the Company will be successful in implementing its revised business strategy, primarily because the Company has debt obligations totaling $422 million as of July 13, 1999 that will mature in August 1999. In addition, the Company's Warehouse Facilities expire at various times from July 1999 through December 1999. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities, Warehouse Facilities and long-term debt.

Commercial Real Estate Valuation Adjustments and Other Charges

The market disruptions, as detailed above, affected many participants in the commercial real estate and sub-prime home equity industries, including several of the Company's majority- and minority-owned affiliates. The worst affected were those businesses whose products had a longer average life (e.g., commercial mortgages), making those products more sensitive to changes in interest rates, and those that dealt in niche products with limited funding options outside of securitization (e.g., high loan-to-value mortgages). The working capital required to operate such businesses increased dramatically as warehouse lenders either abandoned the businesses entirely or significantly increased their margin requirements. Due to the Company's diminished liquidity position, it was forced to terminate or reduce the scope of its involvement in many business relationships at significant losses.

In the Company's Consolidated Statements of Income for the year ended March 31, 1999, losses resulting from these adverse developments are included in Commercial real estate valuation adjustments in the amount of $167.9 million and Other charges in the amount of $147.6 million. Commercial real estate valuation adjustments represent losses incurred in liquidating the Company's portfolio of commercial real estate mortgage loans. At September 30, 1998, when the Company decided to discontinue its commercial real estate lending activities, the Company had commercial real estate loans totaling $970.4 million either held for sale on its Consolidated Balance Sheet or sold with limited recourse under the Company's asset purchase and sale facilities with certain financial institutions (the "Purchase and Sale Facilities"). Other charges represents the write-down of investments in and receivables from affiliated companies and Strategic Alliance clients and costs incurred in terminating or reducing the scope of certain business activities and restructuring the remaining businesses. Details of these adjustments are provided in the table below:

                                                                                   Year Ended
                                                                                 March 31, 1999
                                                                                 --------------
                                                                                 (in thousands)
Commercial real estate valuation adjustments:
     Realized losses ...........................................................    $109,768
     Unrealized losses .........................................................      58,159
                                                                                    --------

Total Commercial real estate valuation adjustments .............................     167,927
                                                                                    --------

Other charges:
     Write-offs and reserves on receivables from affiliates and Strategic
      Alliance clients .........................................................      91,921
     Write-downs or losses on the disposition of investments in affiliates .....      38,117
     Severance for approximately 310 terminated employees ......................       6,892
     Exit costs (excluding severance) for reduction of commercial real estate
      activity .................................................................       5,764
     Other restructuring costs .................................................       4,927
                                                                                    --------
Total other charges ............................................................     147,621
                                                                                    --------

Total commercial real estate valuation adjustments and other charges ...........    $315,548
                                                                                    ========

The commercial real estate realized losses of $109.8 million consisted of $80.6 million from hedge losses and $29.2 million from sales of commercial loans. Prior to sale or securitization, the Company's commercial real estate loans held for sale are carried at the lower of aggregate cost or market value. The Company hedged its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities, interest rate futures contracts or options on U.S. Treasury securities. During the second fiscal quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, the market value of the loans declined due to a decreased demand for the securities backed by the loans which, in turn, caused a sudden over supply in the whole loan market. Due to the decline in the market value of the loans, the Company's lenders made margin calls for additional cash collateral. To satisfy the margin calls, the Company was forced to sell loans at executions near the bottom of the market and close out the related hedge positions at a loss.

In October 1998, the Company suspended issuing new loan purchase commitment letters within ContiMAP(R) (a commercial mortgage conduit program) and decided to sell its commercial loan exposure in an orderly liquidation process over a reasonable period of time. At March 31, 1999, the Company had remaining net commercial real estate loans of $257.6 million included in Receivables held for sale in the accompanying Consolidated Balance Sheets and $217.4 million of commercial real estate loans sold with limited recourse under the Company's Purchase and Sale Facilities for a total exposure, on- and off-balance sheet, of $475 million. As of June 15, 1999, the remaining portfolio of commercial real estate loans had been reduced to approximately $154 million. The Company intends to sell the remaining commercial real estate loans over the next six months. In the future, the Company will limit its commercial real estate activities to loan originations through Keystone Mortgage Partners LLC ("Keystone"), a subsidiary of the Company. Keystone is a broker and servicer of commercial mortgage loans, primarily to the insurance industry, but does not take principal risk.

In addition to the commercial mortgage exposure discussed above, at March 31, 1999, the Company had market exposure related to a $222 million commercial mortgage portfolio, net of reserves, owned by Red Mountain Funding, L.L.C. ("RMF"), a commercial affiliate. Included in Other charges is a $27.2 million reserve for margin call advances related to this portfolio paid on behalf of RMF to a warehouse lender. With regard to the RMF margin advances, because the Company would have to fund additional margin calls if such calls were to be made, and because RMF does not have the financial resources to repay the Company for the advances, the Company is exposed to market risk on the entire balance of RMF's financed portfolio. As of June 15, 1999, the net balance remaining of the RMF portfolio had been reduced to $133 million.

The largest component of Other charges is $65 million of losses related to the Company's high loan-to-value ("HLTV") mortgage business. This amount includes the write-off of the Company's 24% equity investment in Empire Funding Holding Corporation ("EFHC") in the amount of $27.6 million, and additional write-downs of $37.4 million related to receivables from EFHC. Due to the adverse market conditions which commenced in the second quarter of fiscal 1999, the securitization of HLTV mortgage loans began to require large initial cash investments, and warehouse financing for HLTV mortgage loans became very costly and difficult to obtain. Because the Company no longer had the liquidity to finance EFHC's operations, the Company entered into negotiations to terminate its financial obligations to EFHC. In April 1999, the Company finalized and executed an agreement with EFHC pursuant to which, among other things, the Company relinquished all ownership interests in EFHC, and EFHC agreed to transfer to the Company, subject to required third-party consents, certain servicing rights, residual interests and interest-only strips (collectively, the "Residual Interests") in exchange for the complete satisfaction of certain outstanding debts and the termination of the related credit facilities. The fair value of the Residual Interests was determined by the Company to be approximately $72.7 million as of March 31, 1999, which value was the primary basis for measuring the impairment of receivables from EFHC as of that date. As a part of the agreement with EFHC, the Company was also required to provide EFHC with a $25 million warehouse line of credit for a term of six months.

Also included in Other Charges is $21.4 million of losses on investments and receivables related to affiliates and Strategic Alliance clients engaged in the home equity business.

Effects on Liquidity

In the second quarter of fiscal 1999, interest rate spreads between U.S. Treasury securities and securities backed by commercial real estate loans and, to a lesser extent, securities backed by sub-prime home equity and other residential mortgage loans, widened. As a result, the collateral value of the loans declined, and the Company's warehouse lenders made margin calls for additional cash collateral. The margin represents the difference between a loan's principal value and the amount that can be borrowed by pledging the loan as collateral. In the normal course of its business activities, the Company maintains substantial inventories of loans held for sale or securitization and, as a result, has significant financing requirements. As a result of the reduction in the value of loans pledged as collateral for secured borrowings and/or the increase in related margins, the Company was required to post net cash collateral of $55.4 million, $49.7 million and $35.8 million during the second, third and fourth quarters of fiscal 1999, respectively.

On an ongoing basis, the Company is required to maintain margin deposits in connection with its hedge positions. As noted earlier, the Company incurred significant hedge losses during the second quarter. As a result, the net cash outflow in connection with its hedge positions was $114.1 million and $18.6 million over the course of the second and third quarters of fiscal 1999, respectively. Hedge positions were closed in the fourth quarter due to liquidity constraints. The Company had hedged its interest rate exposure on its loan portfolio through the short sale of U.S. Treasury securities, interest rate futures contracts or options on interest rate futures contracts. The Company has made adjustments to its hedging strategy accordingly. See Securitizations - Hedging Interest Rate Risk.

During the third and fourth quarters of fiscal 1999, the Company reduced the volume of home equity and other residential mortgage loan originations. Loan originations for the three months ended December 31, 1998 and March 31, 1999, were $1.8 billion and $1.7 billion, respectively, compared with originations of $2.5 billion during the three months ended September 30, 1998. The reduction was focused on correspondent originations, as opposed to retail originations, since the Company typically pays premiums in connection with the purchase of loans from correspondents. The Company is taking these actions to improve the cash flow characteristics of its business activities in order to focus on its direct origination (i.e., retail) and small broker channels, and to reduce the level of loan purchases from correspondent originations. The Company's objective with respect to correspondent originations is to pursue a pricing policy that will facilitate a continuous flow of cash positive whole loan sales.

In connection with the foregoing actions, the Company implemented a staff reduction. Most of the positions eliminated related to home equity correspondent originations and funding. During the third and fourth quarters of fiscal 1999, charges against earnings of $6.9 million were recorded for severance plans established for approximately 310 employees. At March 31, 1999, $3.9 million of such accrual remained.

Another factor influencing financing requirements is the timing of loan sales and securitizations. The Company has generally executed one large home equity securitization each quarter. During the third and fourth quarters of fiscal 1999, the Company executed whole loan sales of $782.6 million and $396.7 million, respectively, and executed three securitizations totaling $2.2 billion. By pursuing this approach to increase the frequency of loan sales through a combination of whole loan sales and smaller, but more frequent, securitizations, the Company expects that the financing required to fund loan inventory will be less than that required under the previous strategy of maximizing securitization size. In January 1999, in order to establish a consistent and committed whole loan sale program, ContiMortgage entered into a two year agreement with a financial institution to sell, with servicing released, not less than $2.25 billion and up to a maximum of $7.2 billion of home equity loans. See Note 13 to the Consolidated Financial Statements. The agreement establishes a sale price that can be adjusted upon occurrence of specific events. During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, ContiMortgage executed sales totaling $60.0 million and approximately $167.3 million under this agreement.

In the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, many Warehouse Facility lenders reduced or terminated their Warehouse Facilities to the Company. While the Company currently has sufficient warehouse lines to operate on a daily basis, no assurance can be given that such warehouse facilities will be extended when they come up for renewal commencing in July, or that lenders will not terminate these facilities or reduce availability prior to the scheduled maturity.

Results of Operations

In order to reduce its reliance on correspondent sources of loan production, the Company has been pursuing a strategy of expanding its retail origination capabilities through acquisitions (see Note 8 to the Company's Consolidated Financial Statements); through the internal development of a centralized direct-to-consumer HEL division (ContiDirect); and through the expansion of the existing network of regional offices that originate loans through brokers. The costs associated with originating loans through retail channels are primarily compensation, marketing and other operating expenses, whereas the cost of acquiring loans through the correspondent channel consists primarily of purchase premiums, which are reflected in gain on sale of receivables. Consequently, the expansion of the Company's retail operations has resulted in large increases in operating expenses, partially offset by origination fee income that is reflected in gain on sale of receivables.

During the first two quarters of fiscal 1999, the Company continued to expand most of its business channels, but the market disruptions that commenced in the second quarter caused the Company to reduce the scope of its operations during the third and fourth quarters of fiscal 1999. Because the Company believes its retail operations account for the greatest part of the Company's franchise value, most of the business reductions were directed toward non-retail operations. Although large head count reductions were made by certain retail subsidiaries to consolidate support functions, the Company continued to develop the new ContiDirect division and completed the acquisition of a branch network from a former Strategic Alliance client. Despite the scale back of operations that occurred in the second half of fiscal 1999, total head count at the end of fiscal 1999 exceeded by 16% the head count at the end of fiscal 1998 as a result of the expansion that occurred in the first half of fiscal 1999, as well as the Company's continued commitment to its retail platform.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998 and Year Ended March 31, 1997

Net loss for the year ended March 31, 1999 was $426.3 million compared with net income of $134.3 million and $106.0 million for the years ended March 31, 1998 and 1997, respectively. The Company's total gross income decreased 61.6% to $253.2 million in fiscal 1999 from $660.2 million in fiscal 1998, which in turn increased 54.3% from $427.8 million in fiscal 1997. As discussed previously in the "Discussion of Events During Fiscal 1999," the net loss for the year ended March 31, 1999 and the decline in gross income were primarily caused by (i) downward commercial real estate valuation adjustments of $167.9 million, (ii) other charges against earnings of $147.6 million, and (iii) ESR fair value write-downs of $328.7 million, primarily to home equity ESR.

See "Gain on Sale of Receivables and Interest-only and Residual Certificates" for a discussion of year-to-year changes in the amount and composition of gain on sale of receivables. See also "Discussion of Events During Fiscal 1999 - Commercial Real Estate Valuation Adjustments and Other Charges."

Interest Income and Expense

Interest income increased $68.5 million or 29.0% in fiscal 1999 over fiscal 1998, and increased $75.1 million or 46.5% in fiscal 1998 over fiscal 1997. Interest expense increased $67.7 million or 40.8% in fiscal 1999 over fiscal 1998, and increased $45.3 million or 37.5% in fiscal 1998 over fiscal 1997.

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Interest income also includes accrued imputed interest on Excess Spread Receivables ("ESR"). In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements, including the cost of strategic acquisitions.

Net interest income in fiscal 1999 remained relatively flat at $71.4 million as compared to $70.6 million in fiscal 1998. This resulted from an increase in origination, securitization and sales volume in the first half of fiscal 1999, offset by decreased volume in the second half of fiscal 1999. In fiscal 1998 as compared to fiscal 1997, the Company's sales and securitization volume increased significantly, contributing to a commensurate increase in the average level of loans held in inventory pending securitization. As a result, net interest income increased significantly, reaching $70.6 million in fiscal 1998 compared with $40.8 million in fiscal 1997.

Net Servicing Income

Net servicing income consists of servicing fees and prepayment penalties collected from borrowers, and capitalized servicing activity. Net servicing income increased $9.0 million or 10.0% in fiscal 1999 over fiscal 1998, and increased $44.2 million or 95.3% in fiscal 1998 over fiscal 1997. The following table presents the components of servicing income for fiscal 1999, 1998 and 1997:

                                                                     Year Ended March 31,
                                                          ------------------------------------------
                                                               1999           1998           1997
                                                          ------------    -----------    -----------
(in thousands)
Capitalized servicing created .........................   $     76,603    $    63,609    $    25,340
Premiums paid for capitalized prepayment penalties ....        (20,939)        (7,250)        (1,336)
Amortization of capitalized servicing .................        (45,622)       (18,670)        (7,676)
Fees and prepayment penalty collections ...............         89,502         52,820         30,012
                                                          ------------    -----------    -----------
Net servicing income ..................................   $     99,544    $    90,509    $    46,340
                                                          ============    ===========    ===========
Total ContiMortgage/ContiWest securitization volume ...   $  6,099,318    $ 6,150,000    $ 3,454,259
Average ContiMortgage servicing portfolio
   (excluding warehouse) ..............................   $ 10,518,800    $ 7,194,715    $ 4,448,975

The increase of $13.0 million in capitalized servicing created in fiscal 1999 over fiscal 1998 was primarily related to an increase in the volume and value of prepayment penalties being written on the Company's loans, as reflected in the higher level of premiums being paid for such prepayment penalties. The increase in capitalized servicing created in fiscal 1998 as compared to fiscal 1997 of $38.3 million is primarily due to the Company's securitization volume in fiscal 1998 exceeding that of fiscal 1997 by $2.7 billion.

The increase in amortization of capitalized servicing of $27.0 million in fiscal 1999 from fiscal 1998 was primarily due to the large increase in capitalized servicing created in fiscal 1998, which is being amortized in fiscal 1999. In addition, because prepayment penalties have set expiration dates that may be as short as six months, capitalized prepayment penalties are, on average, amortized over a much shorter period than normal servicing fees.

The fees and prepayment penalty collections component of net servicing income represents cash income earned from the servicing of loans in Real Estate Mortgage Investment Conduits ("REMICs"), other trusts and other servicing retained investor portfolios, and is primarily based on the level of loans serviced and the types of ancillary fee income associated with the loans. Fees and prepayment penalties collected in fiscal 1999 increased by $36.7 million from fiscal 1998, primarily due to an increase of $3.3 billion in the average balance of the ContiMortgage portfolio of loans serviced for others, an increase in the percentage of prepaid loans with prepayment penalties, and a higher level of late fees. The increase of $22.8 million in fiscal 1998 from 1997 was primarily attributable to the $2.7 billion increase in the average balance of the ContiMortgage portfolio of loans serviced for others.

Capitalized servicing rights reflected on the accompanying Consolidated Balance Sheets consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by amortization of capitalized servicing from prior securitizations. The following table presents an analysis of capitalized servicing rights activity during the year ended March 31, 1999:

Capitalized Servicing Rights (in thousands):

Balance as of March 31, 1998 .....................................    $  74,292
   New securitizations ...........................................       76,603
   Amortization of capitalized servicing receivable ..............      (45,622)
                                                                      ---------
Balance as of March 31, 1999 .....................................    $ 105,273
                                                                      =========
Other income

Other income consists primarily of purchase premium refunds, gains (losses) on marketable securities and mortgage banking fees. Other income decreased to $15.8 million in fiscal 1999 from $21.6 million in fiscal 1998 and increased in fiscal 1998 from $9.2 million in fiscal 1997. Purchase premium refunds are received from certain correspondent origination sources when loans prepay within a specified time period. Purchase premium refunds were $6.3 million in 1999, $8.1 million in 1998 and $4.6 million in 1997. Mortgage banking fees were $3.7 million in 1999, $3.4 million in 1998 and $1.2 million in 1997. In fiscal 1999, Other income included loss from unconsolidated subsidiaries of $4.3 million and gains on marketable securities of $4.7 million. In fiscal 1998, Other income included income from unconsolidated subsidiaries of $5.4 million and income of $1.1 million relating to the sale of stock warrants in a Strategic Alliance company.

Compensation and benefits and General and administrative expenses


                                                     Years Ended March 31,
                                               1999          1998         1997
                                             --------      --------      -------
                                                    (dollars in thousands)

Compensation and benefits .............      $192,753      $161,992      $82,170
Less: incentive compensation ..........         6,169        31,252       24,580
                                             --------      --------      -------
Compensation and benefits, net ........      $186,584      $130,740      $57,590
                                             ========      ========      =======
Year-end head count ...................         3,330         2,881        1,562
Average head count for the year .......         3,329         2,191        1,008

General and administrative expenses          $166,619      $101,633      $44,940
                                             ========      ========      =======

In fiscal 1999, compensation and benefits increased by $30.8 million or 19% from fiscal 1998. However, net of incentive compensation of $6.2 million in fiscal 1999 and $31.3 million in fiscal 1998, the increase in compensation and benefits in fiscal 1999 was $55.8 million or 43% over fiscal 1998, as compared to a 52% increase in average head count. This difference in the percentage increase between head count and net compensation and benefits for fiscal 1999 over fiscal 1998 reflects a change in the composition of the work force as a result of the business restructuring that occurred in fiscal 1999. The increase in average head count for fiscal 1999 was most significantly impacted by the acquisition of FMD and Crystal in the latter part of fiscal 1998, which combined added over 400 employees, and by the fiscal 1999 start up of the ContiDirect retail division and the acquisition of a branch network from a former Strategic Alliance client, which combined added over 450 employees.

The increase in net compensation in fiscal 1998 of $73.1 million over fiscal 1997 was consistent with the increase in average head count and primarily reflected a number of retail acquisitions that were completed in the latter part of fiscal 1996.

General and administrative expense ("G&A Expense") increased by $64.9 million or 64% in fiscal 1999 from fiscal 1998. This increase primarily reflects the continued expansion of the Company's retail operations, but also reflects an expansion of the Company's servicing operations in response to a 28% increase in the size of the year-end servicing portfolio. The rate of increase in G&A Expense in fiscal 1999 over fiscal 1998 exceeded the rate of increase in head count for the same period (64% and 52%, respectively) because the increase in head count was a net number consisting of increases in the Company's retail operations, which require a higher level of G&A Expense, and decreases in non-retail operations, which require less G&A Expense.

The increase in G&A Expense in fiscal 1998 of $56.7 million from fiscal 1997 was consistent with the increase in average head count and primarily reflected a number of retail acquisitions that were completed in the latter part of fiscal 1996.

Minority Interest

In fiscal 1999, minority interest was primarily attributable to the 25% minority shareholders of Keystone. In fiscal 1998 and 1997, minority interest was primarily attributable to the 44% minority shareholders of Triad prior to the Company's March 1998 acquisition of that interest.

Gain on Sale of Receivables and Interest-only and Residual Certificates

General

A major source of income for the Company is the recognition of gains in connection with securitizations and whole loan sales. In a typical securitization, the Company sells loans or other assets to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring such assets to a trust, most often a REMIC. The REMIC issues interest-bearing securities that are collateralized by the underlying pool of mortgage loans or other assets, as the case may be. The proceeds are used as consideration to purchase the assets from the Company. Typically, the securities are sold at an amount that is the same (or nearly the same) as the underlying mortgage loan amounts, and the Company retains a residual interest that represents its right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the securities sold, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized (the "Excess Spread Receivable" or "ESR"). In accordance with SFAS No.125, the present value of the estimated ESR is treated as additional sale proceeds and included in Gain on Sale of Receivables at the time of securitization. In a securitization, the Company may also sell a portion of the ESR in the form of interest-only securities. In a whole loan sale, the Company sells its entire interest in the loans directly to an investor, with all proceeds realized in cash at the time of sale. Gain on sale of receivables also includes any adjustments to ESR that may result from the quarterly fair value evaluation, and also includes points, origination fees and direct origination costs associated with broker and direct retail mortgage originations; purchase premiums associated with the acquisition of whole loans from correspondents; hedge results; transaction costs; and fees earned in connection with securitzation services provided to Strategic Alliance clients. All such fees and costs are recognized in Gain on Sale of Receivables at the time the related loans are sold or securitized. See "Accounting for ESR - Valuation Process and Significant Assumptions" below.

See Hedging Interest Rate Risk under Gain on Sale of Receivables for a discussion of the impact of hedging activities on gain on sale of receivables.

ESR, reported as "Interest-only and residual certificates" in the accompanying Consolidated Balance Sheets, is the present value of the retained residual interest (as described above) that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses, and is discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return for the ESR asset. ESR is realized over the life of the securitization as cash distributions are received from the trust.

As a credit enhancement to support the sale of senior collateralized securities, the Company's ESR is subordinate to the rights of such senior securities. The terms of the REMIC and other trust agreements generally require the establishment of a level of over-collateralization, based largely on estimated cumulative default and loss levels of the underlying pools of mortgages. The required level of over-collateralization is attained by utilizing cash flows otherwise distributable to ESR holders either to pay down outstanding principal of senior interests or to fund segregated deposit accounts. At March 31, 1999, over-collateralization of ContiMortgage/ContiWest REMICs totaled $195.8 million.

Gain on Sale of Receivables

The following table sets forth the components of gain on sale of receivables for each of the last three fiscal years:

                                      Year Ended        Year Ended       Year Ended
(In thousands)                      March 31, 1999    March 31, 1998   March 31, 1997
                                    --------------    --------------   --------------
Home equity/home improvement .....     $(11,930)         $246,280         $186,123
Commercial real estate ...........       (1,129)           37,058           16,420
Auto .............................       14,610            20,781            4,976
Other ............................         (783)            7,487            3,342
                                       --------          --------         --------
    Total ........................     $    768          $311,606         $210,861
                                       ========          ========         ========

Gain on sale of receivables includes gain from current year's sales, net of fair value adjustments for all securitizations, including prior years. Such fair value adjustments were a negative $328.7 million in fiscal year 1999 and a negative $63.3 million in fiscal year 1998. See "ESR Fair Value Adjustment" below.

Gain on sale of receivables decreased to $0.8 million in fiscal 1999 from $311.6 million in fiscal 1998 primarily due to negative ESR fair value adjustments recorded during fiscal 1999 of $328.7 million as compared to a negative fair value adjustment of $63.3 million in fiscal 1998. Excluding the ESR fair value adjustments, gain on sale of receivables decreased $45.4 million in fiscal 1999 as compared to fiscal 1998 and increased $100.7 million in fiscal 1998 as compared to fiscal 1997. The components of these changes are discussed below.

Gain on Sales of Home Equity/Home Improvement Loans. The sale of home equity loans, either through securitization or whole loan sale, accounts for the largest component of gain on sale of receivables. Gains on sales of home equity loans, excluding ESR fair value adjustments of $312.7 million in fiscal 1999 and $63.3 million in fiscal 1998, were $300.8 million in fiscal 1999 compared with $309.5 million in fiscal 1998 and $186.1 million in fiscal 1997. The fiscal 1999 fair value adjustment includes $14.4 million related to portfolios other than ContiMortgage and ContiWest.

The decrease in gain on sale of home equity loans of $8.7 million (excluding ESR fair value adjustments) in fiscal 1999 from fiscal 1998 reflects an increase in sale volume to $7.6 billion in fiscal 1999 from $6.7 billion in fiscal 1998, offset by a decrease in the gain on sale profit percentage to 3.92% in fiscal 1999 from 4.59% in fiscal 1998. The reduced gain on sale percentage reflects higher interest spreads required by investors during fiscal 1999, partially offset by a lower cost to acquire the product due to the effect of liquidity problems within the industry on the amount of purchase premiums paid for loans. Notwithstanding the increase in fiscal 1999 volume over the prior year, the Company experienced a significant decline in production volume in the third and fourth fiscal quarters of 1999. Of total HEL origination production of $8.2 billion for fiscal 1999, $1.8 billion and $1.7 billion was produced in the third and fourth fiscal quarters, respectively.

The increase in gain on sale of home equity loans of $123.4 million (excluding ESR fair value adjustments of $63.3 million in 1998) in fiscal 1998 from fiscal 1997 reflects an increase in sale volume to $6.7 billion in fiscal 1998 from $3.8 billion in fiscal 1997, offset by a decrease in the gain on sale profit percentage to 4.59% in fiscal 1998 from 4.91% in fiscal 1997. The Company and the industry in general were expanding rapidly in fiscal 1998, and profit margins were reduced by increased competition.

Gain on Sales of Commercial Real Estate Loans. Due to the difficult capital market conditions that commenced in the second quarter of fiscal 1999, the Company discontinued its commercial real estate lending activities with the exception of Keystone, which brokers loans to investors. In addition to losses of $167.9 million reflected in the commercial real estate valuation adjustments (see "Commercial Real Estate Valuation Adjustments and Other Charges"), the Company recorded a loss on the sale of commercial real estate loans in fiscal 1999 of $1.1 million, which included revenues of $7.7 million from Keystone and a loss of $8.8 million on the fiscal 1999 second quarter commercial mortgage loan securitization.

In fiscal 1998, commercial real estate loan sales and securitizations generated gains on sale of $37.1 million, up from $16.4 million in 1997, reflecting a general expansion of the Company's commercial real estate lending activities.

Gain on Sales of Auto Loans. Gain on sale of receivables in connection with automobile loan securitizations, exclusive of negative fair value adjustments of $11.9 million, was $26.5 million in fiscal 1999, of which $24.5 million was attributable to Triad. The ESR fair value adjustment was required due to greater than estimated credit losses and a change in the discount rate assumption from 10% to 12%. Gain on sale of receivables for Triad securitizations, excluding the ESR fair value write-downs, was $24.5 million in fiscal 1999 compared with $20.8 million in fiscal 1998. The increase is primarily due to an increase in securitized volume of $199.7 million in fiscal 1999 compared to fiscal 1998. This increase was partially offset by a decrease in the gain on sale profit percentage due to a narrowing of the spread between the weighted average interest rate on auto loans securitized and the pass-through interest rate on securities sold. During fiscal 1999, investors demanded higher yields on these securities due to adverse market conditions. The gain on sale profit percentage for sales of auto loans was 7.0% in fiscal 1999 as compared to 11.7% in fiscal 1998.

Gain on sale of receivables for auto loans was $20.8 million in fiscal 1998 compared with $5.0 million in fiscal 1997. The increase was primarily due to an increase in securitized volume of $134.5 million in fiscal 1998 compared to fiscal 1997. The gain on sale profit percentage for sales of auto loans was 11.7% in fiscal 1999 as compared to 11.4% in fiscal 1997.

Gain on sales of Other Loans. Gain on sales of other loans primarily consists of franchise loan and small equipment leasing activity. In fiscal 1999, the Company discontinued the origination of small equipment leases because the securitization of such loans became unprofitable due to the market disruptions experienced during the year.

ESR Fair Value Adjustments

The Company recorded negative fair value adjustments included in gain on sale of receivables of $328.7 million in fiscal 1999 and $63.3 million in fiscal 1998. The fiscal 1998 fair value adjustment primarily reflected accelerated prepayments in the ContiMortgage/ContiWest portfolio. The following table presents the components of the ESR fair value adjustments of $328.7 million included in gain on sale of receivables for fiscal 1999:

           ESR Fair Value Adjustments for Fiscal 1999 (in thousands):

                                                ContiMortgage        Auto            Other           Total
                                                -------------      --------        --------       ---------
Actual and future credit losses ...........       $(191,051)       $ (9,028)       $(12,078)      $(212,157)
Actual and future prepayments .............         (81,380)             --              --         (81,380)
Change in discount rate ...................         (52,198)         (2,885)         (2,349)        (57,432)
Changes in interest rates and other factors          26,280              --          (4,000)         22,280
                                                  ---------        --------        --------       ---------
   Total Fiscal 1999 ......................       $(298,349)       $(11,913)       $(18,427)      $(328,689)
                                                  =========        ========        ========       =========

In fiscal 1999, the Company recorded negative fair value adjustments of $191 million related to credit losses in the ContiMortgage/ContiWest ESR portfolio. During fiscal 1999, both the portfolio default rate and the loss severity on liquidated accounts increased to levels exceeding those previously estimated. The portfolio default rate, after having decreased over the first two quarters of fiscal 1999, from 5.58% at March 31, 1998 to 5.32% at September 30, 1998, increased sharply and unexpectedly over the final two quarters, to 5.82% at December 31, 1998 and 6.22% at March 31, 1999. Loss severities, which had declined significantly over the prior three years, stabilized in the first half of fiscal 1999, and then increased sharply and unexpectedly during the second half of fiscal 1999. These increases in default rates and severities not only resulted in higher realized losses in fiscal 1999, but also caused the Company to increase significantly its expectation of future losses. See further discussion under "Accounting for ESR - Valuation Process and Significant Assumptions - Credit Losses."

The increase in credit losses for auto loans of $9.0 million reflects an increase in estimated future default rates based on actual experience to date being greater than prior projections. Other credit losses of $12.1 million is primarily related to ESR associated with home equity portfolios originated and serviced by other companies, and the experience in these other portfolios in fiscal 1999 was consistent with that experienced in the ContiMortgage/ContiWest portfolio.

In fiscal 1999, the Company recorded negative fair value adjustments of $81.4 million related to prepayment speeds in excess of previous projections in the ContiMortgage/ContiWest ESR portfolio. These higher prepayment levels were driven by a significant decline in mortgage rates available to borrowers, caused by the combination of (i) a long-term decline in market interest rates, (ii) improvements in borrower credit due to the strong economy, and (iii) a substantial increase in competition. This combination of factors caused prepayments to reach levels that exceeded the Company's prior estimates. See further discussion under "Accounting for ESR - Valuation Process and Significant Assumptions - Prepayment Speeds."

In fiscal 1999, the Company recorded negative fair value adjustments of $57.4 million related to a change in the discount rate assumption used in determining the fair value of its ESR portfolio. Due to the capital market's deteriorating view of the sub-prime industry as evidenced by higher investor spreads on securitizations, the Company concluded that its prior discount rate assumption of 10% no longer represented an appropriate market rate of return on its ESR portfolio. Accordingly, at March 31, 1999, the Company increased its ESR discount rate to 12%, which the Company believes is an appropriate risk-adjusted, market rate of return consistent with the inherent prepayment and loss risks associated with the portfolio and the assumptions about such risks that the Company applied in its fair value assessment at March 31, 1999.

A number of other factors can affect the fair value analysis of ESR, although typically to a much lesser extent than losses, prepayments and the discount rate. In fiscal 1999, the Company recorded positive ESR fair value adjustments totaling $22.3 million, primarily reflecting the beneficial impact of falling interest rates on its securitized adjustable rate portfolios.

The Company believes its interest-only and residual certificates are fairly valued at March 31, 1999 but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. Such write-downs would reduce the income of future periods and could cause the Company to report net losses for such periods. See Note 5 to the Consolidated Financial Statements.

Hedging Interest Rate Risk

One of the most significant variables in the determination of gain (loss) on sale of receivables is the spread between the weighted average coupon on the portfolio of loans to be sold or securitized (the "Portfolio Rate") and the weighted average pass-through rate or yield to be paid to the purchasers of the securities or whole loans (the "Pass-through Rate"). In the interim period between the loan commitment and the securitization or sale of such loans (the "Warehousing Period"), the Company is exposed to interest rate risk because the Portfolio Rate is fixed as of the loan commitment dates, but the Pass-through Rate is not fixed until the pricing of the securitization or sale. If market interest rates were to rise during the Warehousing Period, the spread between the Portfolio Rate and the Pass-through Rate would narrow, and the market value of the loans would decline.

Through the end of the third quarter of fiscal 1999, the Company mitigated this interest rate exposure primarily through short sales of U.S. Treasury securities and U.S. Treasury interest rate futures contracts. These instruments were used because the Pass-through Rates on the securities are established as a spread over the U.S. Treasury yield for a comparable maturity. This hedging strategy was effective to the extent that the Pass-through Rates required by investors moved in sync with U.S. Treasury yields, which had been the case historically. However, during a "flight-to-quality" that occurred during the second and third quarters of fiscal 1999, the relationship between Pass-through Rates and U.S. Treasury yields broke down, and the Company incurred significant losses because it lacked the liquidity to meet the ongoing margin calls necessary to maintain its hedge positions until prior market relationships were restored.

The Company revised its hedging strategy in the fourth quarter of fiscal 1999. The Company now manages its hedge positions by using a combination of Eurodollar futures, U.S. Treasury securities, financial futures contracts and options on U.S. Treasury instruments. Recent research has shown that changes in interest rate swap levels are more positively correlated to the changes in market yields for the Company's assets than U.S. Treasury securities because of the liquidity premium attached to U.S. Treasury securities. The use of interest rate swaps is designed to reduce the Company's exposure to both the absolute movements in U.S. Treasury yields and the widening in the spread relationship between the Company's assets and U.S. Treasury yields. Since executing individual swap contracts to match the volume fluctuations and amortization of the Company's underlying assets is cumbersome, expensive and involves counterparty risk, the Company sells a series of Eurodollar futures contracts that match the amount and timing of the estimated cash flows on the assets to be hedged. This transaction is designed to approximate the economics of an interest rate swap. In addition, the Company uses options on U.S. Treasury instruments to hedge its assets against wide swings in rates.

The Company only hedges a portion of its total exposure to interest rate risk; consequently, even if the hedging strategy works as intended, the Company would still incur net losses to the fair value of its interest rate sensitive assets in a rising interest rate environment. Even to the extent that the Company does hedge its interest rate exposure, there can be no assurances provided that the Company's hedging strategy will produce the intended results.

The Company accounts for its positions using the hedge method of accounting. Positions are designated as hedges against specific market exposures, and senior management monitors the correlation between the change in market value of the hedge instruments and the assets being hedged. Under the hedge method of accounting, gains or losses on hedge instruments are recognized at the time the gains or losses on the assets being hedged are recognized. In the event a high degree of correlation is not maintained, the hedge instruments are then marked to market. If a hedge instrument matures or is terminated prior to the maturity or sale of the designated hedged asset or liability, the realized gain or loss on the hedge instrument would be deferred until the maturity or sale of the designated asset or liability. If a designated asset or liability matures or is sold prior to the maturity or termination of the hedge instrument, the hedge instrument would be marked to market at that time.

Unrealized hedge gains or losses related to the Company's warehouse and pipeline positions are reflected in the Company's lower-of-aggregate-cost-or-market evaluation of receivables held for sale and are ultimately recognized upon the sale or securitization of the related receivables and included in gains or losses on sales of receivables. Hedge gains or losses related to the Company's ESR portfolio are recognized on a current basis in gains or losses on sales of receivables because the ESR portfolio is recorded at fair value. Hedge transactions are expected to occur within one year.

With respect to ContiMortgage/ContiWest securitizations and whole loan sales, gain on sale included hedge losses of $27,330, $11,946 and $5,413 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, hedge losses relating to the commercial loan portfolio totaled $88,614, of which $80,574 was reflected in Commercial real estate valuation adjustments and $8,040, relating to a securitization, was included in gain on sale.

Interest-only and Residual Certificates

At March 31, 1999 and 1998, the Company's ESR portfolio consisted of the following :

                                       March 31,       Percentage         March 31,       Percentage
                                         1999           of Total            1998           of Total
                                       --------        ----------         --------        ----------
                                                             ($ in thousands)
Home equity:
  ContiMortgage/ContiWest ....         $611,320             84.7%         $555,884             85.7%
  Other servicers ............           24,800              3.4            37,428              5.8
                                       --------         --------          --------         --------
   Total home equity .........          636,120             88.1           593,312             91.5
Home improvement .............            4,046              0.5             7,919              1.2
Commercial real estate .......            6,263              0.9             8,233              1.3
Auto .........................           69,804              9.7            28,223              4.3
Leases .......................            4,615              0.6             8,960              1.4
Franchise ....................            1,164              0.2             2,138              0.3
                                       --------         --------          --------         --------
   Total ESR portfolio .......         $722,012            100.0%         $648,785            100.0%
                                       ========         ========          ========         ========

The changes in ESR from March 31, 1997 to March 31, 1999 are presented in the table below:

Interest-only and residual certificates (in thousands):

                                                            1999         1998
                                                         ---------    ---------
Balance at beginning of year ..........................  $ 648,785    $ 445,005
   New securitizations ................................    446,238      462,585
   Cash distributions from REMICs and trusts ..........   (122,075)     (70,580)
   Accruals of imputed interest income ................     57,091       41,991
   Fair value adjustments (see discussion below) ......   (328,689)     (63,300)
   Other sales, purchases and recourse payments, net ..     20,662     (166,916)
                                                         ---------    ---------
Balance at end of year ................................  $ 722,012    $ 648,785
                                                         =========    =========

Although ESR does not carry a stated rate of interest, it represents the present value of an estimated stream of future cash flows. Accordingly, over the life of the asset imputed interest income is accrued, and as a result, the carrying value of ESR is increased. As cash distributions are received, ESR is reduced. The aggregate value of ESR at March 31, 1999 was $722.0 million, compared with $648.8 million at March 31, 1998.

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

In accordance with SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," the Company continues to classify ESR as "trading securities." As such, they are carried at fair value in the Consolidated Balance Sheets. Unrealized changes in ESR fair value are included in Gain on sale of receivables on the accompanying Consolidated Statements of Income in the period of the change.

The Company has, from time to time, completed sales of ESR as either sales with limited recourse or Net Interest Margin Securities ("NIMS") sales. Nevertheless, there is only a limited market for the sale of ESR. Consequently, the Company estimates the fair value of ESR through the application of a discounted cash flow analysis, which requires the use of various assumptions. A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions, and prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). Estimated future CPR is a significant assumption in the determination of ESR fair value. Additional significant assumptions include estimated future credit losses and the discount rate.

The Company continuously monitors the fair value of ESR and reviews the factors expected to influence future CPR and credit losses. In developing assumptions regarding estimated future CPR, the Company considers a variety of factors, many of which are interrelated. These factors include, among other things, historical performance, characteristics of borrowers (e.g. credit quality and loan-to-value relationships) and market factors that influence competition. If changes in assumptions regarding estimated future CPR or credit losses are necessary, ESR fair value is adjusted accordingly.

Assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results. Both the amount and timing of estimated ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayments or credit losses were to exceed the assumptions used to determine ESR fair value, the ESR carrying value would be reduced through a charge to earnings, which could cause the Company to report losses in future periods. Similarly, actual prepayments or credit losses that are less than the assumptions used to determine ESR fair value could result in an increase in ESR carrying value and earnings in future periods. See "Gain on Sale of Receivables and Interest-Only and Residual Certificates" in Note 5 to the Consolidated Financial Statements for discussion of ESR Fair Value Assumptions.

Prepayment Speeds

The following table presents historical data as well as estimated future CPR for ContiMortgage/ContiWest related ESR amounts, which represent 85% of the Company's total ESR value at March 31, 1999.

                                                        REMICs by Year of Issue (a)
                                                        ---------------------------
                                                              ($ in millions)
                                      1995 and
                                       earlier     1996       1997       1998       1999       Total
                                       -------     ----       ----       ----       ----       -----
Pool balances:
   Original .......................    $2,368     $2,030     $3,454     $6,150     $6,099     $20,101
   At March 31, 1999 ..............    $  510     $  582     $1,323     $3,899     $5,653     $11,967
Fair value of ESR .................    $   22     $   30     $   64     $  224     $  271     $   611

CPR:
  Actual life-to-date .............      24.5%      28.7%      31.9%      26.3%      10.0%       22.2%

  Estimated for the remaining
  pool over its estimated
  remaining life ..................      26.2%      27.1%      26.9%      27.9%      29.2%       28.3%

(a) This table includes ContiMortgage/ContiWest REMICs, based on fiscal years ended March 31.

In developing assumptions regarding estimated future CPR, the Company considers a variety of factors, many of which are interrelated. The Company's CPR assumptions are subject to review and potential adjustment each quarter. Since CPR, by its nature, tends to be volatile, monthly variations in either direction may not be indicative of longer term trends. These factors include, among other things, historical performance, characteristics of borrowers and market factors that influence competition.

For example, historical performance indicates that the rate of prepayments within a portfolio generally increases from a low level shortly after loan origination and peaks in approximately 12 to 15 months. Subsequently, as the loan portfolio "seasons," the level of prepayments generally declines. This is commonly referred to as the prepayment "ramp" or "curve". For the most part, the fiscal 1999 securitizations included in the table have not yet reached the estimated peak of the prepayment ramp. Consequently, actual life-to-date CPR for those transactions is lower than that of the prior years' transactions. Conversely, REMICs for fiscal years prior to fiscal 1999 are approaching or are past the peak of their respective prepayment ramps, and prepayments are generally expected to decline over the remaining life of these securitizations. Once a loan portfolio has passed the peak of the prepayment ramp, actual life-to-date CPR will be greater than the estimated remaining CPR.

As stated previously, the Company's weighted average assumption for estimated future CPR for ContiMortgage/ContiWest REMICs was increased during fiscal 1999 from 27% to 28%. The increase was required due to the higher levels of actual prepayments over those previously estimated. These higher prepayment levels were driven by a significant decline in interest rates available to borrowers, caused by the combination of (i) a long-term decline in interest rates, (ii) improvements in borrower credit due to the strong economy, and (iii) a substantial increase in competition. The market disruptions of fiscal 1999 seem to have reversed the trends in interest rates and competition, and prepayment speeds began to moderate in the second half of the fiscal year.

The shape of the prepayment curve (i.e., rate of CPR increase, timing of the peak, timing and extent of subsequent decline, absolute CPR levels, etc.) may vary considerably based upon the characteristics of the underlying loans. For example, prepayment speeds for variable-rate loans significantly exceed prepayment speeds for fixed-rate loans, and specific terms, such as the existence of prepayment penalties, will further influence prepayment performance. For various reasons, historical performance may not necessarily be indicative of future performance. Nevertheless, it is one of many factors that are considered.

Credit Losses

Like prepayment assumptions, there are a variety of interrelated factors that the Company considers in determining future credit loss assumptions, such as historical experience, default frequency, loss severity and the length of the foreclosure and liquidation process. The following table presents historical credit loss information as well as estimated future credit losses for the ContiMortgage/ContiWest REMIC portfolios, including loans and properties purchased out of the REMIC portfolios, for the fiscal years ended March 31, 1999 and 1998.

                                                                              1999             1998
                                                                            --------         --------
Annualized Loss rate as a percentage of average pool balances:
   Weighted average life-to-date loss rate as of fiscal year end .....            0.71%            0.47%
   Estimated loss rate over remaining REMIC lives ....................            0.98%            0.62%

Aggregate losses as a percent of original pool balances:
   Actual life-to-date (including losses on loans purchased out of
    REMICs) ..........................................................            1.04%            0.51%
   Estimated over entire life (i.e., historical plus future losses) ..            2.91%            1.84%
Estimated future credit losses (undiscounted) ........................    $375 million     $185 million

In fiscal 1999, ESR fair value write-downs of $191.0 million were recorded related to credit losses in ContiMortgage/ContiWest related ESR portfolios. See "ESR Fair Value Adjustments" above for further discussion.

Discount Rate

The Company determines the discount rate utilized in determining fair value by selecting a rate that it believes is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, loss and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk. The future cash flows estimated as of March 31, 1999 and March 31, 1998, taking into consideration estimated prepayment rates and credit losses, were discounted at rates of 12% and 10%, respectively, to arrive at the fair value amounts presented in the accompanying Consolidated Balance Sheets. See "ESR Fair Value Adjustments" above for further discussion.

Sensitivity of Changes in ESR Fair Value Assumption

If actual prepayments, credit losses or discount rate are greater than the assumptions used to determine ESR fair value, the ESR carrying value will be written down through a charge to earnings. Given the size of ContiMortgage/ContiWest's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine fair value for ContiMortgage/ContiWest related ESR while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions are not linear. As of March 31, 1999, changes in the assumptions would have approximately the following impact on fair value:

      Factor                     Change                    Fair value impact
      ------                     ------                    -----------------
      Annual CPR                 +100 basis points         $(30 million)
      Annual  CPR                -100 basis points         $ 31 million
      Annual credit losses       + 10 basis points         $(32 million)
      Annual credit losses       - 10 basis points         $ 32 million
      Discount rate              +100 basis points         $(25 million)
      Discount rate              -100 basis points         $ 27 million

Liquidity and Capital Resources

The following discussion of Liquidity and Capital Resources should be read in conjunction with the separate discussion of Gain on Sale of Receivables and Interest-only and Residual Certificates. Also, see "Discussion of Events During Fiscal 1999" at the beginning of this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Funding Requirements

The Company requires continued access to short- and long-term sources of funding for its operations. The Company's primary cash requirements include the funding of (i) mortgage, loan and lease originations and purchases pending their pooling and sale, (ii) premiums paid in connection with the acquisition of correspondent loans, (iii) fees and expenses incurred in connection with its securitization program, (iv) over-collateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) payments related to tax obligations, (vii) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds, (viii) the costs of sales under the Company's Warehouse Facilities, and (ix) the cost of any new acquisitions and subsequent contingent purchase price payments on prior acquisitions.

The Company's Revolving Credit Facility and Commercial Paper Program (together, the "Bank Facilities") mature in August 1999 resulting in a funding requirement of $422.0 million at such time. The Company's continued operations are dependent on the extension, renegotiation or refinancing of the Bank Facilities. See the discussion below under "Sources of Liquidity and Capital".

In a securitization, the Company recognizes a gain on the sale of loans or assets securitized upon the closing of the securitization, but does not receive the majority of the cash representing such gain until it realizes the Excess Spread Receivables, which occurs over the actual lives of the loans or other assets securitized. Home equity securitizations are cash flow negative upon their initial execution, primarily as a result of premiums paid to acquire loans from correspondent sources.

The Company has taken steps to improve the cash flow characteristics of its business activities. For example, the Company has implemented a home equity whole loan sale strategy to accelerate recapture of origination costs. Furthermore, development of the Company's retail home equity origination platform provides a source of cash income through origination points and fees. The reduction in correspondent origination volume has significantly reduced the total amount of premiums paid to originate a loan. Market events have also contributed to the improved cash flow characteristics of the Company. As competition has decreased, the cost of originating correspondent loans has also dropped significantly, benefiting the Company through lower purchase premiums.

Sources of Liquidity and Capital

The Company's primary sources of liquidity are sales of loans and other assets through securitization and whole loan sales; the sale of loans and other assets under the Warehouse Facilities; the issuance of shares of common stock; and the issuance of long-term debt and short-term borrowed funds.

The Company had $1.7 billion of committed and $1.3 billion of uncommitted sale capacity under the Warehouse Facilities as of March 31, 1999. As of March 31, 1999, the Company had utilized $1.5 billion of the capacity under the Warehouse Facilities. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreements allow the Company to sell receivables held for sale to a financial institution under an agreement to repurchase the receivables. As of July 13, 1999, the Company had the following Warehouse Facilities which expire between July 1999 and December 1999 (amounts in thousands):

                                           Committed   Uncommitted      Total
                Expiration                  Facility     Facility      Facility
                ----------                 ---------   -----------    ----------
Demand                                      $     --    $  715,000    $  715,000
July, 1999                                    92,000            --        92,000
September, 1999                              250,000       450,000       700,000
December, 1999                               300,000       200,000       500,000
                                            --------    ----------    ----------
   Total Warehouse Facilities               $642,000    $1,365,000    $2,007,000
                                            ========    ==========    ==========

The Bank Facilities expire on August 20, 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities, Warehouse Facilities and long-term debt.

The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans and other assets under its Warehouse Facilities. The Company is dependent on securitizations and whole loan sales to generate the cash flow to repay these lines and to create availability on such lines for new fundings. Adverse conditions in the securitization and whole loan sale markets, or the inability of the Company to access such markets due to the Company's financial condition, could impair the Company's ability to originate, purchase and sell loans and other assets on a favorable or timely basis. The Company is also dependent on continued access to the Bank Facilities or obtaining new bank facilities in order to meet its cash needs. Failure of the Company to have continued access to the securitization and whole loan sale markets and its Warehouse Facilities and the Bank Facilities would have a material adverse effect on the Company. If the Company's lenders do not renew, renegotiate or refinance the Warehouse Facilities or the Bank Facilities or if the lenders terminate these facilities or reduce availability prior to the scheduled maturity, it would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" for further discussion.

The Company is required to comply with various financial covenants under its outstanding Senior Notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of two of the Repurchase Agreements, including, among other things, leverage ratios, minimum net worth tests and interest coverage ratios. As of December 31, 1998 and continuing through March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. As of December 31, 1998, the Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. These Repurchase Agreements were again amended as of March 31, 1999. One agreement was amended to remove all financial covenants through August 20, 1999, while the other removed the financial covenants to the maturity date of the facility of July 1, 1999. As of December 31, 1998, amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities and certain of the Warehouse Facilities amended the related agreements to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad Financial Corporation ("Triad"). On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements as of March 31, 1999. As part of the December amendments to the Revolving Credit Facility, the Company has agreed to prepay the Revolving Credit Facility on August 20, 1999, which makes the Revolving Credit Facility coterminous with the Commercial Paper Program. As part of the March amendments, the interest rate of the Revolving Credit Facility and the Commercial Paper Program were increased to LIBOR plus 300 basis points.

Without an equity infusion there can be no assurance that the Company will be able to renew the Revolving Credit Facility and the Commercial Paper Program, or obtain new bank debt, when the Revolving Credit Facility and the Commercial Paper Program terminate in August 1999, on as favorable terms, if at all.

The Company has taken steps to reduce its financing needs and provide continued access to liquidity. Continental Grain Company ("Continental Grain"), which owns approximately 78% of the Company's outstanding common stock, provides monthly servicer advances, up to an aggregate outstanding of $85 million, to certain REMICs for which ContiMortgage, a wholly-owned subsidiary, is the servicer. Continental Grain has agreed to make these advances, for a fee, through October 15, 1999. Although the advances have been made to, and repaid by, the REMICs, and not by the Company or ContiMortgage, Continental Grain's advances improve the liquidity of the Company by relieving it of the significant portion of its obligation to make these advances itself. See Note 9 to the Consolidated Financial Statements "Subservicing Agreement" for further discussion.

In May 1999, Continental Grain extended a short-term warehouse financing facility to the Company for a maximum amount of $60.0 million. Availability under the facility is subject to a combined maximum amount of $85 million of this facility and the servicer advances facility, and terminates upon the earlier of October 1, 1999 or a change in control of the Company.

On June 11, 1999, the Company sold its interest in Triad to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain to the Company of approximately $20 million and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities, thereby reducing the commitments under the Bank Facilities by the pay down amount.

In previous fiscal years, the Company sold ESR, with limited recourse, to provide cash to fund the Company's operations. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed-upon range. At March 31, 1999, $22.6 million of these sales were outstanding. The Company's performance obligations in these transactions are guaranteed by Continental Grain for an agreed-upon fee. Another method of generating liquidity from the ESR is through the sale of NIMS, which generated proceeds of $159.7 million in fiscal 1998. No such sales were recorded in fiscal 1999, and the Company does not intend to pursue such sales in the foreseeable future, rather, the Company intends to retain ESR in the portfolio allowing ESR cash flow to build over time.

On February 18, 1999, Standard & Poor's lowered its senior unsecured debt and long-term debt credit ratings to B-. On May 20, 1999, Moody's Investors Service downgraded the Company's long-term debt ratings to Caa1. On June 4, 1999, Fitch IBCA reduced the Company's long-term debt rating to CCC+.

On April 2, 1998, the Company issued $200 million aggregate principal amount of 8 1/8% unsecured Senior Notes due April 1, 2008. Proceeds to the Company, net of underwriting fees, market discount and other costs, were $188.1 million. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

On August 21, 1998, the Company increased its Commercial Paper Program backed by an irrevocable direct-pay letter of credit provided by a syndicate of banks from $275.0 million to $317.5 million. At March 31, 1999, $312.5 million of commercial paper was outstanding. As of March 1999, the Company was fully drawn under the Company's Commercial Paper Program and its $200 million unsecured Revolving Credit Facility.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. The repurchase of one million shares was completed in July 1998 at an average cost of $27.66 per share. The purchased shares are held in treasury for use in connection with ContiFinancial's Stock Plan.

See Note 10 to the Consolidated Financial Statements for further discussion of the Company's short- and long-term borrowings. See Note 14 to the Consolidated Financial Statements for further discussion of the Company's sales of assets with recourse and loan warehousing activities.

Financial Position - March 31, 1999 compared with March 31, 1998

Stockholders' equity decreased $443.0 million from $646.3 million at March 31, 1998 to $203.3 million at March 31, 1999. This decrease was primarily the result of net losses of $426.3 million incurred in fiscal 1999 as discussed in "Discussion of Events During Fiscal 1999" and "Results of Operations".

Equity investments in unconsolidated subsidiaries decreased $48.7 million from $53.7 million at March 31, 1998 to $5.0 million at March 31, 1999, primarily due to the impairment and resulting write-down of investments and related cost in excess of equity acquired in affiliated companies in fiscal 1999, as detailed in "Discussion of Events During Fiscal 1999 Commercial Real Estate Valuation Adjustments and Other Charges".

Cost in excess of equity acquired increased $29.7 million from $55.7 million at March 31, 1998 to $85.4 million at March 31, 1999, primarily due to the acquisition of a 75% interest in Keystone. Keystone is a broker and servicer of commercial mortgage loans, primarily to the insurance industry, but does not take principal risk. Also see Note 8 to the Consolidated Financial Statements for further discussion.

At March 31, 1998, the Company mitigated its interest rate exposure primarily through short sales of U.S. Treasury securities and U.S. Treasury interest rate futures contracts. The short sales of U.S. Treasury securities and related purchase of securities under agreements to resell were reflected on the accompanying Consolidated Balance Sheets as Securities sold but not yet purchased and Securities purchased under agreements to resell. The Company revised its hedging strategy in the fourth quarter of fiscal 1999, and by March 31, 1999, had closed out its short positions in U.S Treasury securities. See "Gain on Sale of Receivables and Interest-only and Residual Certificates - Hedging Interest Rate Risk".

Other assets increased $16.2 million, from $35.9 million at March 31, 1998 to $52.1 million at March 31, 1999, primarily due to an increase in marketable securities and margin deposits.

Other significant events affecting financial position are discussed in "Gain on Sale of Receivables and Interest-only and Residual Certificates" relating to Interest-only and residual certificates and Receivables held for sale; "Results of Operations - Net Servicing Income" relating to Capitalized servicing rights; and Note 10 to the Consolidated Financial Statements relating to short- and long-term debt.

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

Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company. The issue primarily encompasses computer programs and applications that were written using two digits (instead of four) to describe an applicable year. Failure to successfully modify such programs and applications to be Year 2000 compliant could have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but also from the impact of noncompliance by certain significant counterparties, including Strategic Alliances.

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

The Company's Year 2000 Task Force established the following five step project methodology to address the Company's Year 2000 issues: (1) awareness and project definition, (2) systems inventory and assessment, (3) remediation, (4) testing, and (5) implementation. The chart below describes the Company's current and anticipated progress on the Year 2000 issue.

------------------------------------------------------------------------------------------------------
                                               TARGET
                       PHASE                    DATE            STATUS                COMMENTS
------------------------------------------------------------------------------------------------------
Awareness and Project Definition -
Heighten awareness of the Company's           March, 15,       Complete
Year 2000 issues and formulate plans to         1998
address them.
------------------------------------------------------------------------------------------------------
Systems Inventory and Assessment -
Inventory all hardware, software and          April 15,      Substantially       A portion of  the
computerized systems and identify those         1998           Complete*         facilities assessment
requiring Year 2000 remediation.                                                 is incomplete.
------------------------------------------------------------------------------------------------------
Remediation - Modify or replace all
hardware, software and computerized           August 31,     Substantially       Awaiting Year 2000
systems that are not Year 2000                  1998           Complete*         compliant software
compliant.                                                                       upgrades from some
                                                                                 vendors.
------------------------------------------------------------------------------------------------------
Testing - Test modifications to and
replacements of all hardware, software       December 31,    Substantially       Awaiting Year 2000
and computerized systems                        1998           Complete*          compliant software
for Year 2000 compliance.                                                        upgrades from some
                                                                                 vendors.
------------------------------------------------------------------------------------------------------
Implementation - Integrate the
remediated and tested hardware,               March 31,       Partially          Anticipated
software and computerized systems               1999          Completed*         completion date:
into the Company's operations.                                                   July 31, 1999.
------------------------------------------------------------------------------------------------------

* The Company does not expect a material adverse effect as a result of not meeting these targets.

The Company has taken a prioritized approach to addressing the Year 2000 issue and has directed its efforts in achieving compliance in the most critical systems first. Systems and functions such as loan servicing, loan origination, payroll, human resources, financial, communications and other systems have taken priority over facilities. The Company is also dependent on third party property managers for facility compliance information which has not yet been received in full. The facilities inventory and assessment is substantially complete, but, until it is finalized, the Company cannot complete the System Inventory and Assessment phase of the project. The Company plans on addressing facilities and does not expect a material adverse effect as a result of not meeting its project phase target dates for facilities related systems.

The Company did not meet its March 31, 1999 target date for completion of its Year 2000 project due to the unavailability of Year 2000 compliant systems from some vendors. The Company expects these systems to be available for remediation, testing and implementation by July 31, 1999. In addition, facilities inventory and assessment, remediation, testing and implementation will be completed by July 31, 1999.

Based on its analysis of the data from the systems inventory and assessment phase, the Company has concluded that the greatest risk posed by the Year 2000 issue concerns the computerized loan servicing systems utilized by its home equity operations. If such systems fail to operate properly as a result of the Year 2000 issue, the loan servicing process could not be executed efficiently in a manual environment. ContiMortgage, the Company's largest home equity originator, uses a loan servicing system under a service arrangement with a vendor. This system interfaces with related key ancillary systems which are operated and maintained in-house and complete the servicing function. Conversion to a new system and servicing software could take up to twelve months. Accordingly, a large part of the Company's remediation effort currently focuses on ensuring that ContiMortgage's loan servicing systems will not be negatively impacted by the Year 2000 issue.

ContiMortgage has received notice from its loan servicing software service provider that their product line and data center environment is Year 2000 compliant as of December 31, 1998. Through 1999, the vendor will facilitate client based testing, participate in industry testing, and continue future date testing of their systems and underlying third-party products to verify ongoing compliance. ContiMortgage's loan servicing software vendor is one of the largest in the financial services industry, and its Year 2000 remediation and testing efforts are being scrutinized by the Federal Financial Institutions Examination Council. The loan servicing software vendor has retained an independent auditor to monitor its Year 2000 remediation and testing efforts and to provide regular reports to the vendor's customers. Although the Company has the highest level of confidence in its loan servicing vendor, it has undertaken the preparation of a plan that would facilitate the identification of Year 2000 related issues by users and outline the actions to be taken to address the issues in the event that compliance issues arise within the loan servicing system. Even with a contingency plan in place, it is possible that ContiMortgage could suffer a business disruption that could have a material adverse impact on the Company. ContiMortgage's remediation, testing and implementation of other primary systems and applications for Year 2000 compliance is complete.

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

Another function that could be adversely effected by the Year 2000 issue are the credit reporting agencies which provide the Company's home equity subsidiaries with information about the creditworthiness of potential borrowers. The Company's subsidiaries make extensive use of these credit reporting agencies, which in turn rely on consumer information provided to them by third parties. The credit reporting agencies have stated that they will continue to test their systems through 1999 and do not anticipate interruption of service due to the Year 2000. However, some credit industry estimates indicate that over half of all consumer reports from credit reporting agencies could be inaccurate or incomplete as a result of the Year 2000 issue. If the credit reporting agencies, or the third parties upon which they rely, experience such difficulties, this could have a material adverse impact on the Company's business operations.

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

The Company reaffirms its estimate that the direct cost of its Year 2000 remediation, including contingency planning, will be approximately $5.0 million. This estimate is subject to change as the project progresses. To date, the Company has spent approximately $1.7 million on the Year 2000 issue. The Company presently believes, based on the information obtained during the systems inventory and assessment phase, that the Year 2000 issue will not have a material adverse impact on its computer systems or operations. However, the interdependent nature of the Company's operations, in particular its substantial reliance on third party vendors, makes it impossible to say with certainty that the Year 2000 issue will not have a material adverse impact on those computer systems and operations. The Company will reassess the expected cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the remediation, testing and implementation phases of its Year 2000 conversion effort.

Competition

The home equity lender market is highly competitive. The Company faces competition from other consumer finance lenders, mortgage lenders, mortgage brokers, commercial banks, mortgage banks, large securities firms, smaller boutique securities firms, credit unions, thrift institutions, credit card issuers and finance companies. In addition, in recent years so-called government sponsored agencies such as FHLMC have been exploring their possible entry into the industry. Many of these competitors are substantially larger than the Company and have more capital and other resources, as well as a lower cost of funds. However, competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, terms provided and interest rates charged to borrowers.

As more fully discussed under "Discussion of Events During Fiscal 1999 - Market Turbulence," the operations of many participants in the sub-prime industry in which the Company operates were significantly and adversely affected by capital market turbulence in fiscal 1999. The resulting loss of liquidity experienced throughout the industry, occurring within the context of increasing market skepticism about the quality of earnings reported under "gain-on sale accounting," intensified capital market concerns about the industry and effectively eliminated access to the capital markets as a source of new liquidity. Lack of liquidity forced many competitors to exit the industry. As a result of the decrease in competition, the cost to acquire correspondent product declined dramatically; however, the benefit of this decline was offset by investor demand for higher yields on securitization and whole loan sale transactions. This increase in the Company's effective cost of funds may make it more difficult to compete on the basis of price against the larger financial institutions.

Although the Company has diversified its origination capabilities with the acquisition of home equity companies with retail capabilities, correspondent loans are expected to remain a significant part of the Company's home equity loan production program. As a purchaser of correspondent loans, the Company is exposed to fluctuations in the cost of correspondent loans resulting from changes in competition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure that the Company faces is interest rate risk. The Company is most vulnerable to changes in U.S. Treasury yields, LIBOR yields, and the yield spread requirements of the investors who buy the Company's securities and loans. The Company's material exposures of interest rate sensitive financial instruments, which are entered into for other than trading purposes, are its committed pipeline of loans, its loan inventories (including off-balance-sheet exposures), its interest-only and residual certificates, its capitalized servicing rights, and the various derivative financial instruments that the Company uses to manage the interest rate risk related to the aforementioned other financial instruments. The overall objective of the Company's interest rate risk management policies is to mitigate the effect of changing interest rates on the fair value of its other financial instruments. See Note 14 to the accompanying Consolidated Financial Statements and Management's Discussion and Analysis of Financial Position and Results of Operations - "Hedging Interest Rate Risk," for further discussion of financial instruments and the Company's hedging policies.

The Company does not have an ongoing hedging program to manage interest rate risk associated with its interest-only and residual certificates and its capitalized servicing rights. The primary risk involved is that a decline in interest rates could result in an acceleration of prepayment speeds that would adversely impact the fair value of these assets. However, because of the relatively short average lives of the Company's home equity loans, prepayment speeds related to the Company's portfolios are not as interest rate sensitive as those of traditional mortgage products; therefore, the Company believes it would require a substantial and sustained decline in interest rates, beyond what the Company would consider to be a "reasonably possible near-term change," to impact prepayment speeds to a material extent. The Company is also exposed to basis risk in its portfolio of interest-only and residual certificates in that a portion of the Company's securities have interest rates that adjust on a monthly basis, whereas the interest rates on the loans that collateralize the securities may be fixed or have adjustment intervals and indices that are different than those of the underlying securities.

As part of its interest rate risk management process, the Company performs various sensitivity analyses that attempt to quantify the net change in fair value of its interest rate sensitive financial instruments. These analyses assume hypothetical scenarios of instantaneous and permanent shifts in the U.S. Treasury and/or LIBOR yield curves. The Company employs various discounted cash flow models to determine the fair value of its interest rate sensitive financial instruments under these scenarios. The primary assumptions used in the discounted cash flow models are prepayment rates, credit losses, discount rates and investor yield spread requirements. See Management's Discussion and Analysis of Financial Position and Results of Operations - "Accounting for ESR - Valuation Process and Significant Assumptions."

Using the sensitivity analysis described above, as of March 31, 1999, the Company estimates that a parallel, instantaneous and permanent increase in the U.S. Treasury yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $27 million; an instantaneous and permanent increase in the LIBOR yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $0.3 million; an instantaneous and permanent increase in the discount rate of 120 basis points (1.20%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $35 million; and an instantaneous and permanent increase in the investor yield spread requirement of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $33 million.

The Company assumed there would be no material change in prepayment speeds under the interest rate change scenarios presented above. The Company estimates that a 100 basis points (1.0%) increase in prepayment speeds would decrease the fair value of the interest-only and residual certificates by approximately $30 million and would decrease the fair value of the capitalized servicing rights by $0.2 million (net of the estimated benefit from increased prepayment penalty income). See Management's Discussion and Analysis of Financial Position and Results of Operations - "Sensitivity of Changes in ESR Fair Value Assumptions" for the effect of changes in prepayment speeds and other assumptions on the interest-only and residual certificates.

These sensitivity analyses are limited by the fact that that they are performed at a particular point in time and do not incorporate other factors that may impact the fair value of the Company's interest rate sensitive financial instruments in each scenario. The above scenarios do not reflect the Company's expectations regarding future movements in interest rates or prepayment speeds. Consequently, the preceding estimates should not be viewed as a forecast.

Item 8.      Financial Statements and Supplementary Data.

                           CONTIFINANCIAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants ..................................   56
Consolidated Balance Sheets as of March 31, 1999 and 1998 .................   57
Consolidated Statements of Income for the years ended
  March 31, 1999, 1998 and 1997 ...........................................   58
Consolidated Statements of Changes in Stockholders'
  Equity for the years ended March 31, 1999, 1998 and 1997 ................   59
Consolidated Statements of Cash Flows for the years
  ended March 31, 1999, 1998 and 1997 .....................................   60
Notes to Consolidated Financial Statements ................................   62

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
ContiFinancial Corporation:

We have audited the accompanying consolidated balance sheets of ContiFinancial Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ContiFinancial Corporation and its subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a significant operating loss in fiscal 1999 and suffered a critical loss of liquidity that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             /s/ ARTHUR ANDERSEN LLP


New York, New York
July 14, 1999

                           CONTIFINANCIAL CORPORATION
            Consolidated Balance Sheets as of March 31, 1999 and 1998
                        (in thousands, except share data)

                                                                                                             March 31,
                                                                                                    ----------------------------
                                                                                                       1999              1998
                                                                                                    ----------        ----------
                                            Assets
                                            ------
Cash and cash equivalents ........................................................................  $  112,839       $   173,588
Restricted cash ..................................................................................       4,072             1,147
Securities purchased under agreements to resell ..................................................          --           857,649
Receivables held for sale:
   Receivables held for sale .....................................................................   1,089,410           726,990
   Allowance for loan losses .....................................................................     (7,364)           (2,685)
                                                                                                    ----------        ----------
Receivables held for sale, net ...................................................................   1,082,046           724,305
Other receivables ................................................................................      95,984           117,678
Due from affiliates ..............................................................................      53,680          46,922
Interest-only and residual certificates ..........................................................     722,012           648,785
Capitalized servicing rights .....................................................................     105,273            74,292
Premises and equipment, net of accumulated depreciation of  $13,454
   and $7,951 as of March 31, 1999 and 1998, respectively ........................................      23,792            18,887
Cost in excess of equity acquired ................................................................      85,388            55,738
Equity investments in unconsolidated subsidiaries ................................................       4,978            53,660
Taxes receivable .................................................................................      13,024                --
Other assets .....................................................................................      52,076            35,928
                                                                                                    ----------        ----------
         Total assets ............................................................................  $2,355,164        $2,808,579
                                                                                                    ==========        ==========
                                 Liabilities and Stockholders' Equity
                                 ------------------------------------
Liabilities:
Accounts payable .................................................................................  $   90,412        $   91,179
Securities sold but not yet purchased ............................................................          --           847,470
Receivables sold under agreements to repurchase ..................................................     804,524           245,556
Due to affiliates ................................................................................       8,918               163
Short-term debt ..................................................................................     512,797           366,104
Taxes payable ....................................................................................          --            81,190
Long-term debt ...................................................................................     699,225           499,553
Other liabilities ................................................................................      31,316            30,427
                                                                                                    ----------        ----------
         Total liabilities .......................................................................   2,147,192         2,161,642
                                                                                                    ----------        ----------
Commitments and contingencies
Minority interest in subsidiaries ................................................................       4,721               629

Stockholders' equity:
   Preferred stock (par value $0.01 per share; 25,000,000 shares authorized; none
      issued at March 31, 1999 and 1998) .........................................................          --                --
   Common stock (par value $0.01 per share; 250,000,000 shares authorized;
      47,657,539 shares issued at March 31, 1999 and 1998) .......................................         477               477
   Paid-in capital ...............................................................................     398,209           399,776
   Retained earnings (accumulated deficit) .......................................................    (163,301)          262,956
   Treasury Stock (910,169 and 201,209 shares of common stock, at cost, at
      March 31, 1999 and 1998, respectively) .....................................................     (25,106)           (5,794)
   Deferred compensation .........................................................................      (7,028)          (11,107)
                                                                                                    ----------        ----------
         Total stockholders' equity ..............................................................     203,251           646,308
                                                                                                    ----------        ----------
         Total liabilities and stockholders' equity ..............................................  $2,355,164        $2,808,579
                                                                                                    ==========        ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                        Consolidated Statements of Income
                for the years ended March 31, 1999, 1998 and 1997
                        (in thousands, except share data)

                                                                                                 Years Ended March 31,
                                                                                       -------------------------------------------
                                                                                           1999            1998            1997
                                                                                       -----------     -----------     -----------
Gross income:
   Gain on sale of receivables .....................................................   $       768     $   311,606     $   210,861
   Commercial real estate valuation adjustments (Note 4) ...........................      (167,927)             --              --
   Interest ........................................................................       305,039         236,494         161,402
   Net servicing income ............................................................        99,544          90,509          46,340
   Other income ....................................................................        15,767          21,553           9,227
                                                                                       -----------     -----------     -----------
         Total gross income ........................................................       253,191         660,162         427,830
                                                                                       -----------     -----------     -----------

Expenses:
   Compensation and benefits .......................................................       192,753         161,992          82,170
   Interest ........................................................................       233,598         165,904         120,636
   Provision for loan losses .......................................................         6,215           5,668           3,043
   General and administrative ......................................................       166,619         101,633          44,940
   Other charges (Note 4) ..........................................................       147,621              --              --
                                                                                       -----------     -----------     -----------
         Total expenses ............................................................       746,806         435,197         250,789
                                                                                       -----------     -----------     -----------
Income (loss) before income taxes and minority interest ............................      (493,615)        224,965         177,041
Provision (benefit) for income taxes (Note 12) .....................................       (67,510)         91,149          71,341
                                                                                       -----------     -----------     -----------
Income (loss) before minority interest .............................................      (426,105)        133,816         105,700
Minority interest in earnings (losses) of subsidiaries .............................           152            (488)           (304)
                                                                                       -----------     -----------     -----------
         Net income (loss) .........................................................   $  (426,257)    $   134,304     $   106,004
                                                                                       ===========     ===========     ===========

Basic earnings (loss) per common share .............................................   $     (9.21)    $      2.90     $      2.44
                                                                                       ===========     ===========     ===========
Diluted earnings (loss) per common share ...........................................   $     (9.21)    $      2.86     $      2.40
                                                                                       ===========     ===========     ===========
Basic weighted average number of shares
            outstanding ............................................................    46,283,940      46,330,810      43,361,253
                                                                                       ===========     ===========     ===========

Diluted weighted average number of shares
            outstanding ............................................................    46,283,940      46,992,449      44,152,343
                                                                                       ===========     ===========     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
               Consolidated Statements of Changes in Stockholders'
                 Equity for the years ended March 31, 1999, 1998
                                    and 1997
                        (in thousands, except share data)

                                         Number of Shares
                                         of Common Stock                          Retained                                Total
                                      ---------------------   Common  Paid-in     Earnings    Treasury     Deferred    Stockholders'
                                      Issued       Treasury   Stock   Capital     (Deficit)    Stock     Compensation     Equity
                                      ------       --------   -----   -------     ---------    -----     ------------     ------
Balance at March 31, 1996 .........   44,378,953        --    $444    $294,701    $  22,648    $     --    $(22,974)    $ 294,819
Net income ........................           --        --      --          --      106,004          --          --       106,004
Exercise of options ...............       11,382        --      --         240           --          --          --           240
Forfeiture of restricted stock ....           --    33,931      --          --           --        (712)        712            --
Restricted stock awards ...........           --    (6,000)     --          88           --         126        (214)           --
Amortization of deferred
  compensation ....................           --        --      --          --           --          --       6,721         6,721
                                      ----------   -------    ----    --------    ---------    --------    --------     ---------
Balance at March 31, 1997 .........   44,390,335    27,931     444     295,029      128,652        (586)    (15,755)      407,784

Net income ........................           --        --      --          --      134,304          --          --       134,304
Common stock issued in public
  offering ........................    3,220,000        --      32     100,746           --          --          --       100,778
Repurchase of common stock ........           --   193,700      --          --           --      (5,636)         --        (5,636)
Exercise of options ...............       47,204        --       1         994           --          --          --           995
Forfeiture of restricted stock ....           --    15,978      --          --           --        (335)        335            --
Restricted stock awards ...........           --   (36,400)     --         364           --         763      (1,127)           --
Amortization of deferred
  compensation ....................           --        --      --       2,643           --          --       5,440         8,083
                                      ----------   -------    ----    --------    ---------    --------    --------     ---------
Balance at March 31, 1998 .........   47,657,539   201,209     477     399,776      262,956      (5,794)    (11,107)      646,308
Net loss ..........................           --        --      --          --     (426,257)         --          --      (426,257)
Repurchase of common stock ........           --   806,300      --          --           --     (22,052)         --       (22,052)
Forfeiture of restricted stock ....           --     2,065      --         (54)          --         (10)         64            --
Restricted stock awards ...........           --   (99,405)     --         325           --       2,750      (3,075)           --
Amortization of deferred
  compensation ....................           --        --      --      (1,838)          --          --       7,090         5,252
                                      ----------   -------    ----    --------    ---------    --------    --------     ---------
Balance at March 31, 1999 .........   47,657,539   910,169    $477    $398,209    $(163,301)   $(25,106)   $ (7,028)    $ 203,251
                                      ==========   =======    ====    ========    =========    ========    ========     =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                for the years ended March 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                                  Years Ended March 31,
                                                                                       ---------------------------------------------
Cash flows from operating activities:                                                      1999            1998            1997
                                                                                       ------------    ------------    ------------
   Net income (loss) ...............................................................   $   (426,257)   $    134,304    $    106,004
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Amortization of deferred compensation ........................................          7,090           5,440           6,721
      Depreciation and amortization ................................................         18,037           9,106           4,536
      Impairment of equity investments in and receivables from
       unconsolidated subsidiaries (net of dividends received) .....................        100,332          (4,919)             --
      Minority interest in earnings (losses) of subsidiaries .......................            152            (488)           (304)
      Provision (benefit) for deferred taxes .......................................        (87,607)         72,449           5,680
      Provision for loan losses ....................................................          6,215           5,668           3,043
   Net changes in operating assets and liabilities:
      (Increase) decrease in restricted cash .......................................         (2,925)           (683)            156
      (Increase) decrease in receivables held for sale:
         Originations and purchases ................................................    (23,114,278)    (23,644,616)    (16,094,071)
         Sales and principal repayments ............................................     22,748,593      23,544,786      15,774,222
      (Increase) decrease in due from affiliates and other receivables .............        (27,121)        (78,071)        (34,858)
      Increase in interest-only and residual certificates ..........................        (73,227)       (203,780)       (150,701)
      Increase in capitalized servicing rights .....................................        (30,981)        (44,939)        (17,664)
      Increase (decrease) in accounts payable ......................................        (15,647)         17,359          (5,612)
      (Increase) decrease in securities purchased under agreements to resell
         less the increase (decrease) in securities sold but not yet purchased .....         10,179         (11,348)            315
      Increase (decrease) in trade receivables sold under agreements to
         repurchase ................................................................        558,968          (5,983)        251,539
      Increase (decrease) in taxes payable .........................................            302           6,613          13,520
      Other, net ...................................................................        (14,149)            844         (15,950)
                                                                                       ------------    ------------    ------------
         Net cash used in operating activities .....................................       (342,324)       (198,258)       (153,424)
                                                                                       ------------    ------------    ------------
Cash flows from investing activities:
      Acquisitions of majority-owned subsidiaries (net of cash acquired) ...........        (25,203)        (10,315)        (28,277)
      Acquisitions of minority-owned subsidiaries ..................................         (1,565)        (44,385)             --
      Purchase of premises and equipment, net ......................................        (12,585)        (13,922)         (3,535)
      Proceeds from sale of unconsolidated subsidiaries                                       1,857              --              --
                                                                                       ------------    ------------    ------------
         Net cash used in investing activities .....................................        (37,496)        (68,622)        (31,812)
                                                                                       ------------    ------------    ------------

                                                                     (continued)

                           CONTIFINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows,
                     continued for the years ended March 31,
                               1999, 1998 and 1997
                                 (in thousands)

                                                                                               Years Ended March 31,
                                                                                    ---------------------------------------------
                                                                                      1999              1998               1997
                                                                                    --------          --------          ---------
Cash flows from financing activities:
      Increase (decrease) in due to affiliates, net .......................                8           (48,156)            17,972
      Increase (decrease) in notes payable to affiliates ..................               --                --           (324,000)
      Increase in short-term debt .........................................          146,332           340,573             25,000
      Increase in long-term debt ..........................................          199,778               714            498,423
      Proceeds from exercise of employee stock options ....................               --               995                240
      Debt issuance costs .................................................           (4,766)               --            (12,982)
      Repurchase of common stock ..........................................          (22,052)           (5,636)                --
      Net proceeds from common stock offering .............................               --           100,778                 --
      Other, net ..........................................................             (229)               --               (696)
                                                                                    --------          --------          ---------
          Net cash provided by financing activities .......................          319,071           389,268            203,957
                                                                                    --------          --------          ---------
Net increase (decrease) in cash and cash equivalents ......................          (60,749)          122,388             18,721

Cash and cash equivalents at beginning of  year ...........................          173,588            51,200             32,479
                                                                                    --------          --------          ---------
Cash and cash equivalents at end of year ..................................         $112,839          $173,588          $  51,200
                                                                                    ========          ========          =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

1.     FINANCIAL RESULTS AND LIQUIDITY

During fiscal 1999, ContiFinancial Corporation's ("ContiFinancial" or the "Company") operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter, with the effects of these events, and their repercussions, continuing to affect the Company's results in the third and fourth quarters. The Company incurred a net loss of $426,257 and suffered a critical loss of liquidity in fiscal 1999 that made it impossible for the Company to continue financing its diversified product lines and investments. As a result, the Company has restricted its focus primarily to originating and servicing non-conforming home equity loans.

The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"). The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities"). The Company is required to comply with various financial covenants under its outstanding long-term debt, Bank Facilities and Warehouse Facilities. As of March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding long-term debt. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. Additionally, the Company would not have been in compliance with several of the financial covenants of the Bank Facilities and Warehouse Facilities at December 31, 1998 and March 31, 1999 had these agreements not been amended. The Bank Facilities expire in August 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999.

The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities, Warehouse Facilities and long-term debt.

2. NATURE OF BUSINESS

The Company was incorporated in Delaware on September 29, 1995. The Company, together with its subsidiaries, engages in the consumer finance business by

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

originating and servicing primarily non-conforming home equity loans ("HELs"). Through ContiMortgage Corporation ("ContiMortgage") and ContiWest Corporation ("ContiWest"), the Company is an originator, purchaser, seller, securitizer and servicer of home equity loans made to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions or other factors. The loans are sold to whole loan investors or securitized in the form of Real Estate Mortgage Investment Conduits ("REMICs"), owner trusts or grantor trusts. All of the securitized loans are sold on a servicing retained basis. The outstanding principal balance of ContiMortgage's mortgage servicing portfolio at March 31, 1999 and 1998 was $12,966,131 and $10,135,785, respectively.

Historically, the Company operated as a more diversified consumer and commercial financial intermediary that originated, securitized and serviced various loan products in addition to HELs. These products included commercial real estate loans, high loan-to-value mortgage loans, non-prime auto loans, charged-off consumer receivables, equipment leases and franchise loans. In fiscal 1999, severe turbulence in the capital markets (see Note 1 - Financial Results and Liquidity) caused the Company to incur significant losses and resulted in a critical loss of liquidity that made it impossible for the Company to continue financing its diversified product lines. As a result, the Company had to restrict its focus primarily to the core HEL business and reduce or eliminate its involvement with most other loan products.

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

ContiFinancial Services is registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule 15c3-1, under which the ratio of aggregate indebtedness to net capital, as defined, may not exceed 15 to 1. At March 31, 1999, ContiFinancial Services' net capital, as defined, totaled $2,335 which was $2,235 in excess of the SEC regulatory requirement of $100; its ratio of aggregate indebtedness to net capital was .0112 to 1.

The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short- and long-term sources of cash.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and results of operations. Actual results could differ from these estimates.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

Income Recognition

See Note 5 for a discussion of "Gain on Sale of Receivables and Interest-Only and Residual Certificates."

Net servicing income consists of servicing fees and prepayment penalties collected from borrowers, and capitalized servicing activity. The fee and prepayment penalty income component represents cash income earned from the servicing of loans in REMICs, other trusts and other servicing retained portfolios and is primarily based on the level of assets serviced and the types of ancillary fee income associated with the loans. Capitalized servicing consists of servicing assets recorded in connection with new securitizations (i.e., the present value of future servicing income, net of expenses), reduced by both premiums paid for prepayment penalties acquired and amortization of capitalized servicing from prior securitizations.

Interest income is recorded as earned. Interest income primarily represents the interest earned on the loans ("Receivables") during the warehousing period (the period prior to their securitization or sale) and the accrual of interest income on the interest-only and residual certificates ("ESR"). Receivables are placed on non-accrual status when they become sixty days past due. When a Receivable is classified as non-accrual, the accrual of interest income ceases, and all interest income previously accrued and unpaid on such Receivable is reversed.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of no more than three months to be cash equivalents. Restricted cash includes amounts segregated in connection with the sale of mortgage loans with limited recourse and amounts specifically designated for pay downs of warehouse financing.

Hedging Interest Rate Risk

See Note 14 for a discussion of the Company's hedging activities.

Receivables Held for Sale/Receivables Sold Under Agreements to Repurchase

Receivables held for sale include mortgages, loans, leases and other assets the Company plans to sell or securitize, and other related assets. Receivables held for sale are stated at the lower of aggregate cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements, adjusted for unrealized hedging gains or losses, as appropriate. Based on current purchases of whole loans, the carrying amount of receivables held for sale is a reasonable estimate of fair value.

Receivables sold under agreements to repurchase are recorded at the amounts at which the receivables will be repurchased, plus accrued interest. The agreements mature through December 31, 1999 and, at March 31, 1999 had interest rates ranging from 5.64% to 7.45%.

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which addresses the accounting for transfers of financial assets in which the transferor has some

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

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

Other Receivables

Other receivables consist primarily of servicing advances, accrued interest on loans and other receivables, servicing income receivables and, in fiscal 1998, advances made to Strategic Alliances in the form of working capital lines and subordinated debt.

Capitalized Servicing Rights

Upon sale or securitization of servicing retained receivables, the fair value associated with the right to service such receivables is capitalized. The Company determines fair value based on the present value of estimated net future cash flows relating to servicing. Net future cash flows consist of servicing fees received relating to sold receivables and prepayment penalties, where applicable, reduced by direct servicing expenses. Capitalized servicing rights are amortized in proportion to and over the period of estimated net future servicing cash flow.

The Company capitalized $76,603 and $63,609 of servicing rights during the fiscal years ended March 31, 1999 and 1998, respectively. During the same periods, amortization of these assets was $45,622 and $18,670, respectively. At March 31, 1999 and 1998, the carrying value of capitalized servicing rights approximated fair value. The Company periodically reviews capitalized servicing rights for valuation impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, loan-to-value ratio and the strength of the prepayment penalty. Due to the relatively short average life of the loan products, they are not as sensitive to changes in interest rates as traditional mortgage products. As such, the Company does not consider interest rates alone to be a predominant risk characteristic for purposes of valuation impairment. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment.

Premises and Equipment, Net of Accumulated Depreciation

Premises and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

amortized over the lesser of the useful lives of the improvements or term of the leases. The estimated useful lives of premises and equipment and leasehold improvements are generally between two to twelve years.

Cost in excess of equity acquired

Cost in excess of equity acquired represents the excess of investments in subsidiaries over the net asset value at acquisition, adjusted for subsequent amortization. Amortization is recorded on a straight line basis over the estimated useful life of the capitalized asset, based on the nature of the business acquired, but not to exceed 25 years. The Company uses discounted income projections for the respective subsidiary over the remaining life of the assets to evaluate for possible impairment. During fiscal 1999, the Company recognized impairment losses of $29.9 million relating to certain equity investments in unconsolidated subsidiaries, as reflected in Other charges in the accompanying Consolidated Statement of Income. See Note 4 for further discussion.

Other Assets

Other assets is primarily comprised of deferred bond issuance costs, margin and other deposits, marketable securities and prepaid expenses.

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

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. The Company's business is domestic in nature with no operations outside the United States. The Company utilizes a

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

common support platform for management of its operations, consisting of shared management strategies. Management views its operations as one segment; accordingly, there are no specific operating or geographic disclosures required pursuant to SFAS 131.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the Consolidated Balance Sheets and measure them at fair value. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. After the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities should classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company adopted SFAS 134 on January 1, 1999. The adoption of this Statement did not have an impact on the Company's financial position and results of operations.

Earnings Per Common Share

Common shares issued by the Company plus the effect of equivalent common shares under the restricted stock awards and stock option plans are included in basic and diluted earnings per common share, as appropriate, from the date of issuance (see Notes 6 and 11). Basic and diluted earnings per share are computed using the weighted average number of shares outstanding in accordance with SFAS No. 128 "Earnings Per Share," adopted in fiscal 1998. The effects of this statement have been applied to fiscal 1997 results. Diluted earnings per share equals basic earnings per share in fiscal 1999, as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in that fiscal year.

Consolidated Statements of Cash Flows--Supplemental Disclosures

Total interest paid was $222,453, $164,772 and $119,223 for the years ended March 31, 1999, 1998, and 1997, respectively. Total income taxes paid were $20,298, $59,684 and $45,624 for the years ended March 31, 1999, 1998 and 1997, respectively. Through June 4, 1997, federal income taxes were paid on a current basis to Continental Grain in accordance with the provisions of the Tax Sharing Agreement (see Note 9). As such, these amounts were included in total income taxes paid for the year ended March 31, 1997.

Reclassifications

Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)


4.     COMMERCIAL REAL ESTATE VALUATION ADJUSTMENTS AND OTHER CHARGES

The Company's operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results in the third and fourth quarters. During the second quarter, fixed income investors purchased large amounts of U.S. Treasury securities in a "flight to quality," causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

These market disruptions affected many participants in the commercial real estate and sub-prime home equity industries, including several of the Company's majority- and minority-owned affiliates. The worst affected were those businesses whose products had a longer average life (e.g., commercial mortgages), making those products more sensitive to changes in interest rates, and those businesses that dealt in niche products with limited funding options outside of securitization (e.g., high loan-to-value mortgages). The working capital required to operate such businesses increased dramatically as warehouse lenders either abandoned the businesses entirely or significantly increased their margin requirements. Due to the Company's diminished liquidity position, it was forced to terminate or reduce the scope of its involvement in many business relationships at significant losses.

In the Company's Consolidated Statements of Income for the year ended March 31, 1999, losses resulting from these adverse developments are included in Commercial real estate valuation adjustments in the amount of $167.9 million and Other charges in the amount of $147.6 million. Commercial real estate valuation adjustments represent losses incurred in liquidating the Company's portfolio of commercial real estate mortgage loans. At September 30, 1998, when the Company decided to discontinue its commercial real estate lending activities, the Company had commercial real estate loans totaling $970.4 million either held for sale on its Consolidated Balance Sheet or sold with limited recourse under the Company's asset purchase and sale facilities (the "Purchase and Sale Facilities"). Other charges represents the write-down of investments in and receivables from affiliated companies and Strategic Alliance clients and costs incurred in terminating or reducing the scope of certain business activities and restructuring the remaining businesses. Details of these adjustments are provided in the table below:

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

                                                                                        Year Ended
                                                                                      March 31, 1999
                                                                                      --------------
Commercial real estate valuation adjustments:
     Realized losses ...............................................................     $109,768
     Unrealized losses .............................................................       58,159
                                                                                         --------

Total Commercial real estate valuation adjustments .................................      167,927
                                                                                         --------

Other charges:
     Write-offs and reserves on receivables from affiliates and Strategic
       Alliance clients ............................................................       91,921
     Write-downs or losses on the disposition of investments in affiliates .........       38,117
     Severance for approximately 310 terminated employees ..........................        6,892
     Exit costs (excluding severance) for reduction of commercial real estate
       activity ....................................................................        5,764
     Other restructuring costs .....................................................        4,927
                                                                                         --------
Total other charges ................................................................      147,621
                                                                                         --------

Total commercial real estate valuation adjustments and other charges ...............     $315,548
                                                                                         ========

The commercial real estate realized losses of $109,768 consisted of $80,574 from hedge losses and $29,194 from sales of commercial loans. Prior to sale or securitization, the Company's commercial real estate loans held for sale are carried at the lower of aggregate cost or market value. The Company hedged its resulting exposure to absolute movement in interest rates, typically through the short sale of U.S. Treasury securities, interest rate futures contracts or options on U.S. Treasury securities. During the second fiscal quarter, the significant decline in interest rates on U.S. Treasury securities resulted in significant losses on hedge positions. If interest rate spreads between U.S. Treasury securities and the securities to be issued (backed by the commercial real estate loans) had remained at the levels that prevailed when the hedges were executed, the market value of the loans would have increased, offsetting the hedge losses. However, the market value of the loans declined due to a decreased demand for the securities backed by the loans which in turn caused a sudden over supply in the whole loan market. Due to the decline in the market value of the loans, the Company's lenders made margin calls for additional cash collateral. To satisfy the margin calls, the Company was forced to sell loans at executions near the bottom of the market and close out the related hedge positions at a loss.

At March 31, 1999, the Company had remaining net commercial real estate loans of $257.6 million included in Receivables held for sale in the accompanying Consolidated Balance Sheets and $217.4 million of commercial real estate loans sold with limited recourse under the Company's Purchase and Sale Facilities for a total exposure, on- and off-balance sheet, of $475 million. As of June 15, 1999, the remaining commercial real estate loans exposure had been reduced to approximately $154 million. In addition, as further explained below, at March 31, 1999, the Company had market exposure related to $222 million of commercial real estate loans owned by Red Mountain Funding, L.L.C. ("RMF"), a commercial affiliate. As of June 15, 1999, the net balance remaining of the RMF portfolio had been reduced to $133 million.

The largest component of Other charges is $65.0 million of losses related to the Company's high loan-to-value ("HLTV") mortgage business. This amount includes

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

the write-off of the Company's 24% equity investment in Empire Funding Holding Corporation ("EFHC") in the amount of $27.6 million, and additional write-downs of $37.4 million related to receivables from EFHC. Due to the adverse market conditions which commenced in the second quarter of fiscal 1999, the securitization of HLTV mortgage loans began to require large initial cash investments, and warehouse financing for HLTV mortgage loans became very costly and difficult to obtain. Because the Company no longer had the liquidity to finance EFHC's operations, the Company entered into negotiations to terminate its financial obligations to EFHC. In April 1999, the Company finalized and executed an agreement with EFHC pursuant to which, among other things, the Company relinquished all ownership interests in EFHC, and EFHC agreed to transfer to the Company, subject to required third-party consents, certain servicing rights, residual interests and interest-only strips (collectively, the "Residual Interests") in exchange for the complete satisfaction of certain outstanding debts and the termination of the related credit facilities. The fair value of the Residual Interests was determined by the Company to be approximately $72.7 million as of March 31, 1999, which value was the primary basis for measuring the impairment of receivables from EFHC as of that date. As a part of the agreement with EFHC, the Company was also required to provide EFHC with a $25 million warehouse line of credit with a term of six months.

Also included in Other charges is $21.4 million of losses on investments and receivables related to affiliates and Strategic Alliance clients engaged in the home equity business, and a $27.2 million reserve for margin call advances paid on behalf of RMF to a warehouse lender. With regard to the RMF margin advances, because the Company would have to fund additional margin calls if such calls were to be made, and because RMF does not have the financial resources to repay the Company for the advances, the Company is exposed to market risk on the entire balance of RMF's financed portfolio, which was $222 million at March 31, 1999.


5.     GAIN ON SALE OF RECEIVABLES AND INTEREST-ONLY AND RESIDUAL CERTIFICATES

Gain on sale of receivables

A major source of income for the Company is the recognition of gains in connection with securitizations and whole loan sales. In a typical securitization, the Company sells loans or other assets to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring such assets to a trust, most often a REMIC. The REMIC issues interest-bearing securities that are collateralized by the underlying pool of mortgage loans or other assets, as the case may be. The proceeds are used as consideration to purchase the assets from the Company. Typically, the securities are sold at an amount that is the same (or nearly the same) as the underlying mortgage loan amounts, and the Company retains a residual interest that represents its right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the sum of the interest rate on the securities sold, a normal servicing fee, a trustee fee, an insurance fee (where applicable) and the credit losses relating to the loans or other assets securitized (the "Excess Spread Receivable" or "ESR"). In accordance with SFAS No. 125, the present value of the estimated ESR is treated as additional sale proceeds and included in Gain on Sale of Receivables at the time of securitization. In a securitization, the Company may also sell a portion of the ESR in the form of interest-only securities. In a whole loan sale, the Company sells its entire interest in the loans directly to an investor, with all proceeds realized in cash at the time of sale. Gain on sale of receivables also includes any adjustments to ESR that may result from the quarterly fair value evaluation, and also includes points, origination fees and direct origination costs associated with broker and direct retail mortgage originations; purchase premiums associated with the acquisition of whole loans from correspondents; hedge results; transaction costs; and fees earned in connection with securitzation services provided to Strategic Alliance clients. All such fees and

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

costs are recognized in Gain on Sale of Receivables at the time the related loans are sold or securitized. See Note 14 for a discussion of the impact of hedging activities on gain on sale of receivables.

Interest-only and residual certificates

ESR, reported as "Interest-only and residual certificates" in the accompanying Consolidated Balance Sheets, is the present value of the retained residual interest (as described above) that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses, and discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return for the ESR asset. ESR is realized over the life of the securitization as cash distributions are received from the trust.

In accordance with SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," the Company continues to classify ESR as "trading securities". As such, they are carried at fair value in the Consolidated Balance Sheets. Unrealized changes in ESR fair value are included in Gain on sale of receivables on the accompanying Consolidated Statements of Income in the period of the change.

At March 31, 1999 and 1998, the Company's ESR portfolio was comprised of the following:

                                                    March 31,         March 31,
                                                      1999             1998
                                                      ----             ----
Home Equity:
    ContiMortgage/ContiWest                         $611,320         $555,884
    Other Servicers ............................      24,800           37,428
                                                    --------         --------
       Total Home Equity ..                          636,120          593,312
Home Improvement ...............................       4,046            7,919
Commercial Real Estate .........................       6,263            8,233
Auto ...........................................      69,804           28,223
Leases .........................................       4,615            8,960
Franchise ......................................       1,164            2,138
                                                    --------         --------
       Total ESR Portfolio                          $722,012         $648,785
                                                    ========         ========

ESR fair value assumptions

The Company has, from time to time, completed sales of ESR as either sales with limited recourse or Net Interest Margin Securities ("NIMS") sales. Nevertheless, there is only a limited market for the sale of ESR. Consequently, the Company estimates the fair value of ESR through the application of a discounted cash flow analysis, which requires the use of various assumptions. A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions; prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). Estimated future CPR is a significant

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

assumption in the determination of ESR fair value. Additional assumptions include estimated future credit losses and the discount rate.

The Company continuously monitors the fair value of ESR and reviews the factors expected to influence future CPR and credit losses. In developing assumptions regarding estimated future CPR, the Company considers a variety of factors, many of which are interrelated. These include, among other things, historical performance, characteristics of borrowers (e.g. credit quality and loan-to-value relationships) and market factors that influence competition. If changes in assumptions regarding estimated future CPR or credit losses are necessary, ESR fair value is adjusted accordingly.

Assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results. Both the amount and timing of estimated ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayments or credit losses were to exceed the assumptions used to determine ESR fair value, the ESR carrying value would be reduced through a charge to earnings, which could cause the Company to report losses in future periods. Similarly, actual prepayments or credit losses that are less than the assumptions used to determine ESR fair value could result in an increase in ESR carrying value and earnings in future periods. See further discussion under "ESR Fair Value Adjustments" below.

The following table presents historical data as well as estimated future CPR for ContiMortgage/ContiWest related ESR, which represent 85% of the Company's total ESR value at March 31, 1999.

                                                                 REMICs by Year of Issue (a)
                                                                 ---------------------------
                                                                    (dollars in millions)
                                            1995 and
                                             earlier      1996         1997          1998           1999        Total
                                             -------      ----         ----          ----           ----        -----
Pool balances:
   Original ..............................  $2,368       $2,030       $3,454        $6,150         $6,099      $20,101
   At March 31, 1999 .....................  $  510       $  582       $1,323        $3,899         $5,653      $11,967
Fair value of ESR ........................  $   22       $   30       $   64        $  224         $  271      $   611
CPR:
   Actual life-to-date ...................    24.5%        28.7%        31.9%         26.3%          10.0%        22.2%
   Estimated for the remaining
   pool over its estimated
   remaining life ........................    26.2%        27.1%        26.9%         27.9%          29.2%        28.3%

(a) This table includes ContiMortgage/ContiWest REMICs, based on fiscal years ended March 31.

In developing assumptions regarding estimated future CPR, the Company considers a variety of factors, many of which are interrelated. The Company's CPR assumptions are subject to review and potential adjustment each quarter. CPR, by its nature, tends to be volatile, monthly variations in either direction may not be indicative of longer term trends. These include, among other things, historical performance, characteristics of borrowers, and market factors that influence competition.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

The Company's weighted average assumption for estimated future CPR for ContiMortgage/ContiWest REMICs was increased during fiscal 1999 from 27% to 28%. In fiscal 1999, ESR fair value write-downs of $81.4 million were recorded related to accelerated prepayment experience in the ContiMortgage/ContiWest ESR portfolios. See "ESR Fair Value Adjustments" below.

Like prepayment assumptions, there are a variety of interrelated factors that the Company considers in determining future credit loss assumptions, such as historical experience, default frequency, loss severity and the length of the foreclosure and liquidation process. The following table presents historical credit loss information, as well as estimated future credit losses, for ContiMortgage/ContiWest REMICs, including loans and properties purchased out of the REMICs. Annual loss rates represent losses as a percentage of the average loan principal outstanding for such year.

                                                                                            1999                1998
                                                                                            ----                ----
Annualized Loss rates as a percentage of average pool balances:
---------------------------------------------------------------
   Weighted average life-to-date loss rate as of fiscal year end .....................          0.71%               0.47%
   Estimated loss rate over remaining REMIC lives ....................................          0.98%               0.62%

Aggregate losses as a percentage of original pool balances:
-----------------------------------------------------------
   Actual life-to-date (including losses on loans purchased out of REMICs) ...........          1.04%               0.51%
   Estimated over entire life (i.e., historical plus future losses) ..................          2.91%               1.84%
Estimated future credit losses (undiscounted) ........................................  $375 million        $185 million

In fiscal 1999, ESR fair value write-downs of approximately $191 million were recorded related to credit losses in ContiMortgage/ContiWest related ESR portfolios. See "ESR Fair Value Adjustments" below.

The Company determines the discount rate utilized in determining fair value by selecting a rate that it believes is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, loss and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk. The future cash flows estimated as of March 31, 1999 and March 31, 1998, taking into consideration estimated prepayment rates and credit losses, were discounted at rates of 12% and 10%, respectively, to arrive at the fair value amounts presented in the accompanying Consolidated Balance Sheets. In fiscal 1999, ESR fair value write-downs of $57.4 million were recorded related to the change in discount rate from 10% to 12%. See "ESR Fair Value Adjustments" below for further discussion.

ESR fair value adjustments

The Company recorded negative fair value adjustments included in gain on sale of receivables of $328.7 million in fiscal 1999 and $63.3 million in fiscal 1998. The fiscal 1998 fair value adjustments primarily reflected accelerated prepayments in the ContiMortgage/ContiWest portfolio. The following table

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

presents the components of the ESR fair value adjustments of $328.7 million included in gain on sale of receivables for fiscal 1999:

           ESR Fair Value Adjustments for Fiscal 1999 (in thousands):

                                                    ContiMortgage       Auto         Other          Total
                                                    -------------       ----         -----          -----
Actual and future credit losses ..................    $(191,051)      $ (9,028)     $(12,078)     $(212,157)
Actual and future prepayments ....................      (81,380)            --            --        (81,380)
Change in discount rate ..........................      (52,198)        (2,885)       (2,349)       (57,432)
Changes in interest rates and other factors ......       26,280             --        (4,000)        22,280
                                                      ---------       --------      --------      ---------
          Total Fiscal 1999 ......................    $(298,349)      $(11,913)     $(18,427)     $(328,689)
                                                      =========       ========      ========      =========

The Company believes its interest-only and residual certificates are fairly valued at March 31, 1999 but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. Such write-downs would reduce the income of future periods and could cause the Company to report net losses for such periods.

Sensitivity of changes in ESR fair value assumption

If actual prepayments, credit losses or discount rate are greater than the assumptions used to determine ESR fair value, the ESR carrying value will be written down through a charge to earnings. Given the size of ContiMortgage/ContiWest's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine fair value for ContiMortgage/ContiWest related ESR while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions are not linear. As of March 31, 1999, changes in the assumptions would have approximately the following impact on fair value:

   Factor                           Change                     Fair value impact
   ------                           ------                     -----------------
   Annual CPR                       +100 basis points          $(30 million)
   Annual CPR                       -100 basis points          $ 31 million
   Annual credit losses             + 10 basis points          $(32 million)
   Annual credit losses             - 10 basis points          $ 32 million
   Discount rate                    +100 basis points          $(25 million)
   Discount rate                    -100 basis points          $ 27 million

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

6.     STOCKHOLDERS' EQUITY

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

The following table presents a reconciliation of basic and diluted earnings
(loss) per common share.

                                                                         Year ended March 31,
                                                                --------------------------------------
                                                                    1999          1998         1997
                                                                -----------   -----------  -----------
Net income (loss) ............................................  $  (426,257)  $   134,304  $   106,004
                                                                ===========   ===========  ===========
Basic weighted average number of
  shares outstanding .........................................   46,283,940    46,330,810   43,361,253
Adjustments for dilutive shares outstanding:
  Restricted shares ..........................................           --       194,190      246,576
  Options ....................................................           --       467,449      544,514
                                                                -----------   -----------  -----------
Diluted weighted average number of
  shares outstanding .........................................   46,283,940    46,992,449   44,152,343
                                                                ===========   ===========  ===========

Earnings (loss) per common share:
     Basic ...................................................  $     (9.21)  $      2.90  $      2.44
                                                                ===========   ===========  ===========
     Diluted .................................................  $     (9.21)  $      2.86  $      2.40
                                                                ===========   ===========  ===========

For the year ended March 31, 1999, diluted earnings per share equals basic earnings per share, as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in that fiscal year. Options to purchase 295,000 and 347,319 shares of common stock, at weighted average strike prices of $31.78 and $30.88, were outstanding during the third and fourth quarters of fiscal 1998, respectively, but were not included in the computation of diluted earnings per share, as they were antidilutive.

In February 1998, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's outstanding common stock. During fiscal 1998, the Company repurchased 193,700 shares at an average cost of $29.07 per share. During fiscal 1999, the Company purchased 806,300 shares at an average cost of $27.35 per share, completing the authorized one million share repurchase. The purchased shares are held in treasury for use in connection with ContiFinancial's 1995 Long-Term Stock Incentive Plan (the "Stock Plan").

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

7.     ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses and related additions and deductions to the allowance for the years ended March 31, 1999, 1998 and 1997, were as follows:

                 Balance at                                            Reversals
Year Ended        Beginning    Acquired from    Additions Charged         and        Balance at End
 March 31,         of Year     Acquisitions        to Expenses        Charge-offs       of Year
----------       ----------    -------------    -----------------     -----------    --------------
1999               $2,685         $   --              $6,215            $(1,536)        $7,364
1998                3,747            654               5,668             (7,384)         2,685
1997                1,824          1,547               3,043             (2,667)         3,747

8.     ACQUISITIONS

On November 8, 1996, the Company purchased 100% of the outstanding stock of California Lending Group, Inc., d/b/a United Lending Group ("ULG"), a west coast-based home equity lender specializing in retail originations via direct mail and telemarketing throughout the United States.

On November 15, 1996 ContiMortgage purchased 100% of Royal Mortgage Partners, L.P., d/b/a Royal MortgageBanc ("Royal"), a California-based broker and retail originator of fixed and adjustable rate home equity loans.

On November 21, 1996, the Company purchased 53.5% of the common stock of Triad Financial Corporation ("Triad"), an additional 2.5% of the common stock in January 1997 and the remaining 44% of the common stock in March 1998. Triad is a California-based auto finance company specializing in origination of non-prime auto finance contracts for used and new vehicles. Subsequent to March 31, 1999, the Company sold its interest in Triad. See Note 16 for further discussion.

On December 16, 1996, ContiMortgage purchased 100% of the outstanding stock of Resource One Consumer Discount Company, Inc. ("Resource One"), a
Pennsylvania-based home equity lender specializing in retail origination via direct mail, television and telemarketing.

On October 1, 1997, ContiMortgage purchased 100% of the equity of Fidelity Mortgage Decisions Corporation ("Fidelity"). Fidelity, headquartered in Lincolnshire, Illinois, is a correspondent and retail originator of fixed and adjustable rate home equity loans.

On January 8, 1998, ContiMortgage purchased 100% of the equity of Crystal Mortgage Company, Inc. ("Crystal") and its subsidiary Lenders M.D., Inc. ("Lenders"). Crystal is a retail mortgage broker, and Lenders is a mortgage bank. Both Crystal and Lenders are based in Amherst, Ohio, and work together to originate conforming and non-conforming mortgage loans.

In April 1998, the Company acquired, for approximately $18.0 million, a 75% interest in Keystone Mortgage Partners L.L.C. ("Keystone"). Keystone is a broker and servicer of commercial mortgage loans, primarily to the insurance industry, but does not take principal risk.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

In January 1999, ContiMortgage acquired a branch network for a purchase price of approximately $4.8 million, consisting of the forgiveness of a note receivable and assumption of certain debt.

ULG, Royal, Triad, Resource One, Fidelity, Crystal, Keystone and the branch network are collectively referred to as the "Acquisitions". These transactions have been accounted for as purchases, and the results of operations have been included in the Company's results of operations since the effective acquisition dates. The aggregate purchase price of the Acquisitions during fiscal 1999, 1998 and 1997 was approximately $25,000, $11,000 and $38,000, respectively. As a result of the Acquisitions, approximately $34,000, $9,000 and $35,000 of cost in excess of equity acquired was recorded during fiscal 1999, 1998 and 1997, respectively, which is being amortized on a straight-line basis over periods not to exceed 25 years, based on the nature of the business acquired. Certain acquisitions' terms provide for payments which are contingent upon future earnings or employment of key management. Such contingent payments are recorded as additions to cost in excess of equity acquired or compensation, as is appropriate.

On December 5, 1997, the Company acquired, for approximately $30,000, 24% of the equity of EFHC. EFHC owns 100% of Empire Funding Corp. ("Empire"). Empire, headquartered in Austin, Texas, originates, services and securitizes high loan-to-value home improvement loans. The Company's appropriate share of EFHC's results of operations have been included in the Company's Consolidated Statements of Income in "Other Income" beginning December 5, 1997. In the second half of fiscal 1999, the investment and related goodwill totaling $27,653 was written off as a result of impairment and is reflected in Other charges in the accompanying Consolidated Statements of Income. See Note 4 for further discussion.

During fiscal 1998, the Company made other equity investments in unconsolidated subsidiaries totaling approximately $15,000.


9.     RELATED PARTY TRANSACTIONS

Due from Affiliates

Due from affiliates primarily consists of subordinated loans, financed residuals, receivables related to hedge reimbursement, receivables for margin call advances and related interest receivable. During the year ended March 31, 1999, certain amounts were deemed uncollectible, resulting in a charge of $70,618 which has been reflected in Other charges in the Company's Consolidated Statements of Income (see Note 4).

Due to Affiliates

On February 14, 1996, Continental Grain and the Company entered into a Tax Sharing Agreement which (i) defines their respective rights and obligations with respect to Federal, state, local and all other taxes for all taxable periods both prior to and after the IPO and (ii) governed the conduct of all audits and other tax matters relating to the Company. Pursuant to the Tax Sharing Agreement, for each jurisdiction that a consolidated or combined return was filed with Continental Grain, the Company was charged or credited for its

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

respective income tax liability or refund that would have been payable or received by the Company for such year, or portion thereof, determined as if the Company had filed a separate income tax return computed in accordance with that jurisdiction's prevailing income tax laws and regulations as applied to the Company as if it were a separate taxpayer. Effective June 4, 1997, upon the completion of the primary offering of common stock, Continental Grain's ownership of the Company decreased from 81% to 75%. Consequently, from that date, the Company was no longer included in Continental Grain's consolidated U.S. Federal income tax return, however, the Company does continue to file certain consolidated or combined state returns with Continental Grain. Due to affiliates of $8,918 as reflected in the accompanying Consolidated Balance Sheets as of March 31, 1999 primarily represents amounts payable to Continental Grain under the Tax Sharing Agreement.

Affiliate Charges

On February 14, 1996, the Company entered into an agreement with Continental Grain (the "Services Agreement") under which Continental Grain provides the Company with certain corporate services through March 31, 1999 and on a year-to-year basis thereafter.

Continental Grain incurs certain general and administrative expenses on behalf of the Company. Expenses directly attributable to the Company, such as occupancy and communication charges, are directly charged to the Company. The determination of other general and administrative expenses incurred by Continental Grain and applicable to the Company is based first, on identifying specific expenses that are directly attributable to its operations and second, on estimating that portion of general and administrative expenses of Continental Grain used to support the operations of the Company based on the service hours attributable to the Company and the asset base of the Company. Management believes that the method of allocation of general and administrative expenses is reasonable. The amount of such indirect expenses charged to the Company was $2,060, $2,138 and $1,749 for the years ended March 31, 1999, 1998 and 1997, respectively. On February 14, 1996, Continental Grain and the Company entered into a sublease agreement with subsequent amendments (the "Sublease Agreement") for the utilization of the facilities leased from Continental Grain. The Sublease Agreement requires a payment of approximately $1,229 through February 2000.

Subservicing Agreement

On November 1, 1998, ContiMortgage (the "Servicer"), Continental Grain and Manufacturers and Traders Trust Company (the "Trustee") entered into a subservicing agreement (the "Subservicing Agreement"). Pursuant to the Subservicing Agreement, Continental Grain, as subservicer, agrees to advance to the Trustee on each monthly remittance date an amount equal to the delinquency advance, if any, that is required to be made by the Servicer under the Pooling and Servicing Agreements related to certain ContiMortgage/ContiWest securitizations, but not in excess of $85 million of aggregate outstanding advances. As compensation for this service, Continental Grain is entitled to receive a subservicing fee. The amount paid by the Servicer to Continental Grain was $582 for the year ended March 31, 1999.

In May 1999, Continental Grain extended a short-term warehouse financing facility to the Company for a maximum amount of $60.0 million. Availability under the facility is subject to a combined maximum amount of $85 million of this facility and the servicer advances facility under the Subservicing Agreement.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

Employee Benefits Allocation Agreement

On February 14, 1996, Continental Grain and the Company entered into an employee benefits allocation agreement (the "Employee Benefits Allocation Agreement") which permitted the Company's employees to continue to participate in the Continental Grain employee benefit plans. The cost of the Company's employees' participation in these programs was allocated to the Company based on the actual cost of benefit accruals and an allocated cost of administration of the plans and overhead. Effective April 1, 1998, the Company discontinued its participation in the Continental Grain health care plan and obtained independent coverage, and effective July 1, 1998, the Company discontinued participation in the Continental Grain pension plan (see Note 11).


10.     DEBT

Short-term and long-term debt at March 31, 1999 and 1998 consisted of the following:

                                                                                March 31,        March 31,
                                                                                  1999             1998
                                                                                --------         --------
Short-term debt:
   Commercial paper .......................................................     $312,477         $270,708
   Revolving Credit Facility ..............................................      200,000           95,000
   Current portion of long-term debt ......................................          320              396
                                                                                --------         --------

Total short-term debt .....................................................     $512,797         $366,104
                                                                                ========         ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003 ................     $299,405         $299,295
   7 1/2% Senior Notes, $200 million face amount, due 2002 ................      199,547          199,412
   8 1/8% Senior Notes, $200 million face amount, due 2008 ................      199,792               --
   Capitalized lease ......................................................          481              846
                                                                                --------         --------
Total long-term debt ......................................................     $699,225         $499,553
                                                                                ========         ========

On August 14, 1996, the Company issued $300 million of unsecured senior notes (the "8 3/8% Senior Notes") due August 15, 2003. Proceeds to the Company, net of underwriting fees, market discount and other costs were $287,742. Interest on these notes is payable semi-annually on February 15 and August 15 commencing February 15, 1997.

On March 12, 1997, the Company issued $200 million of unsecured senior notes (the "7 1/2% Senior Notes") due March 15, 2002. Proceeds to the Company, net of underwriting fees, market discount and other costs were $197,700. Interest on these notes is payable semi-annually on March 15 and September 15 commencing September 15, 1997.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

On April 2, 1998, the Company issued $200 million of unsecured senior notes (the "8 1/8% Senior Notes) due April 1, 2008 (together with the 8 3/8% Senior Notes and the 7 1/2% Senior Notes, the "Senior Notes"). Proceeds to the Company, net of underwriting fees, market discount and other costs, were $188,264. Interest on these notes is payable semi-annually on April 1 and October 1 commencing October 1, 1998. The Senior Notes are redeemable in whole or in part, at the option of the Company, at any time or from time to time, at a redemption price equal to the greater of (i) 100% of their principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the treasury yield plus 50 basis points, plus, in each case, accrued interest to the date of redemption.

The Senior Notes are equal in right of payment with all existing and future senior indebtedness of the Company and will be senior in right of payment to all future subordinated indebtedness of the Company.

On January 8, 1997, the Company closed a $200 million unsecured revolving credit facility (the "Revolving Credit Facility"). The three-year Revolving Credit Facility has several interest rate pricing alternatives, including the prime rate, London Inter-Bank Offered Rates ("LIBOR") and federal funds rate. The amount available under the Revolving Credit Facility is formula-driven, based on certain of the Company's consolidated assets. The weighted average interest rate on the Revolving Credit Facility was 6.68% and 6.57% for fiscal 1999 and 1998, respectively, and the rate in effect on March 31, 1999 was 7.36.%.

On September 9, 1997, the Company initiated a $275 million one year renewable unsecured Commercial Paper Program ("Commercial Paper Program") backed by an irrevocable direct-pay letter of credit that is being provided by a syndicate of banks. On August 21, 1998, the Company increased its Commercial Paper Program from $275.0 million to $317.5 million. The weighted average interest rate on the Commercial Paper Program was 5.42% and 5.62% for fiscal 1999 and 1998, respectively, and the rate in effect on March 31, 1999 was 4.92%.

The Company is required to comply with various financial covenants under its outstanding Senior Notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of two of the Repurchase Agreements, including, among other things, leverage ratios, minimum net worth tests and interest coverage ratios. As of December 31, 1998 and continuing through March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. As of December 31, 1998, the Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. These Repurchase Agreements were again amended as of March 31, 1999. One agreement was amended to remove all financial covenants through August 20, 1999, while the other removed the financial covenants to the maturity date of the facility of July 1, 1999. As of December 31, 1998, amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999 the Bank Facilities and certain of the Warehouse Facilities amended the related agreements to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad. On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

Facility, the Commercial Paper Program and the Repurchase Agreements as of March 31, 1999. As part of the December amendments to the Revolving Credit Facility, the Company has agreed to prepay the Revolving Credit Facility on August 20, 1999, which makes the Revolving Credit Facility coterminous with the Commercial Paper Program. As part of the March amendments, the interest rates of the Revolving Credit Facility and the Commercial Paper Program were increased to LIBOR plus 300 basis points.


11.     EMPLOYEE BENEFITS

Effective July 1, 1998, the Company adopted the ContiFinancial Employee Savings Plan and discontinued its participation in the Continental Grain pension plan. The pension benefits accrued to employees from the Continental Grain pension plan were transferred to the ContiFinancial Retirement Annuity Plan ("qualified plan") and the newly adopted Supplemental Retirement Plan ("SERP"). The accrual of additional benefits ceased under the qualified plan and continued to accrue under the SERP for certain employees.

The accumulated benefit obligation and the fair value of the plan assets for the qualified plan at March 31, 1999 were $3,405 and $3,596, respectively. The accumulated benefit obligation at March 31, 1999 for the SERP, which is currently unfunded, was $386.

For the year ended March 31, 1999, costs for the Supplemental Retirement plan were $283. Under the Continental Grain pension plan, the Company reimbursed Continental Grain for the actual cost of benefit accruals and an allocable cost of administration and overhead. Pension costs charged to the Company by Continental Grain were $465 and $374 for the years ended March 31, 1998 and 1997, respectively. For the year ended March 31, 1999, costs for the ContiFinancial Employee Savings Plan were $3,811.

In fiscal 1997, post-retirement health care coverage under Continental Grain's Salaried Health Care Plan was available on a cost sharing basis to retired employees. Post-retirement health care costs were $419 for fiscal 1997. The Company's participation in this plan ceased in 1998 and, consequently, no post-retirement health care costs were expensed during the years ended March 31, 1998 and 1999.

The Company has in effect an incentive compensation program which is a formula plan based on pretax income targets. In fiscal 1999, there was a discretionary bonus plan. Incentive compensation for the years ended March 31, 1999, 1998 and 1997 was $6,169, $31,252 and $24,580, respectively.

Upon acquisition of ULG, the Company established a long-term incentive plan for certain key employees of ULG. The program is a formula plan based on after-tax income. The Company recognized $3,609 and $200 in expense for this plan for the years ended March 31, 1998 and 1997, respectively. No expense was recorded in fiscal 1999.

1995 Long-Term Stock Incentive Plan

The Company has adopted the Stock Plan pursuant to which the Company is authorized to grant certain key employees 5,437,895 of options and restricted stock. In fiscal 1999, 1998 and 1997, the Company granted stock options and restricted stock under the Stock Plan as shown in the tables below.

The Company applies APB Opinion No. 25 and the related interpretations in accounting for the Stock Plan. In October 1995, the FASB issued SFAS 123. If

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

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

A summary of the status of the Company's stock options as of March 31, 1999, 1998 and 1997 and the changes during the respective years is presented below:

                                             March 31, 1999                    March 31, 1998                 March 31, 1997
                                      ----------------------------      ---------------------------     -------------------------
                                                       Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                      Shares        Exercise Price      Shares       Exercise Price     Shares     Exercise Price
                                      ------        --------------      ------       --------------     ------     --------------
Outstanding at
  beginning of year ............    3,428,815           $22.91        2,484,730         $21.41         2,623,500       $21.11
Granted ........................      811,400             6.24        1,053,500          26.38            50,000        35.63
Exercised ......................           --               --          (47,204)         21.11           (11,382)       21.11
Forfeited ......................     (162,791)           24.46          (62,211)         22.70          (177,388)       21.11
                                    ---------                         ---------                        ---------
Outstanding at end of
  year .........................    4,077,424           $19.50        3,428,815         $22.91         2,484,730       $21.41
                                    =========                         =========                        =========
Options exercisable at
  end of year ..................    2,601,981           $20.33        1,903,252         $21.38           491,946       $21.26
                                    =========                         =========                        =========

The fair value of each option granted during fiscal 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero, (2) expected volatility of 94.45% for fiscal 1999, 39.70% for fiscal 1998 and 49.75% for fiscal 1997,
(3) risk-free interest rate of 4.50% for fiscal 1999, 5.85% for fiscal 1998 and 6.32% for fiscal 1997, and (4) expected life of 3.5 years. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $4.07, $9.63 and $15.33, respectively.

Had compensation cost for the Company's fiscal 1999, 1998 and 1997 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1999, 1998 and 1997 would be:

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

                                            March 31, 1999                March 31, 1998                  March 31, 1997
                                       ------------------------      -------------------------      -------------------------
                                       As Reported    Pro Forma      As Reported     Pro Forma      As Reported     Pro Forma
                                       -----------    ---------      -----------     ---------      -----------     ---------
Net income (loss) ..................    $(426,257)    $(430,275)      $134,304       $131,540        $106,004       $99,730
Net income (loss) per common
share:
        Basic ......................       $(9.21)       $(9.30)         $2.90          $2.84           $2.44         $2.30
        Diluted ....................       $(9.21)       $(9.30)         $2.86          $2.80           $2.40         $2.25

Restricted stock granted under the Stock Plan is recorded as deferred compensation in the accompanying Consolidated Statements of Changes in Stockholders' Equity. The deferred compensation is amortized over the vesting period of the restricted stock. The restricted stock vests over a 3 to 4 year period and is subject to the employee's continued employment with the Company. In connection with amortization of deferred compensation, the Company recorded compensation expense of $7,090, $5,440 and $6,721 in fiscal 1999, 1998 and 1997, respectively.

A summary of the status of the Company's restricted stock as of March 31, 1999, 1998 and 1997 and the changes during those years is presented below:

                                             March 31, 1999                    March 31, 1999                 March 31, 1999
                                      ----------------------------      ---------------------------     -------------------------
                                                       Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                      Shares        Exercise Price      Shares       Exercise Price     Shares     Exercise Price
                                      ------        --------------      ------       --------------     ------     --------------
Outstanding at
  beginning of year .............   1,253,168           $21.36        1,245,551         $21.07         1,330,532        $21.00
Granted .........................      99,405            30.94           36,400          30.99             6,000         35.63

Forfeited .......................      (2,065)           30.94          (15,978)         21.00           (33,931)        21.00
Vested and transferable .........     (28,290)           21.69          (12,805)         21.00           (57,050)        21.00
                                    ---------                         ---------                        ---------
Outstanding at end
  of year .......................   1,322,218           $22.06        1,253,168         $21.36         1,245,551        $21.07
                                    =========                         =========                        =========

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

12.     INCOME TAXES

Provision (benefit) for income taxes included in the Consolidated Statements of Income represent the following:

                                           Current       Deferred       Total
                                           -------       --------       -----
Year ended March 31, 1999
   Federal .............................   $17,526      $(72,101)     $(54,575)
   State and local .....................     2,571       (15,506)      (12,935)
                                           -------      --------      --------
                                           $20,097      $(87,607)     $(67,510)
                                           =======      ========      ========
Year ended March 31, 1998
   Federal .............................   $15,687      $ 59,608      $ 75,295
   State and local .....................     3,013        12,841        15,854
                                           -------      --------      --------
                                           $18,700      $ 72,449      $ 91,149
                                           =======      ========      ========
Year ended March 31, 1997
   Federal .............................   $54,137      $  4,661      $ 58,798
   State and local .....................    11,524         1,019        12,543
                                           -------      --------      --------
                                           $65,661      $  5,680      $ 71,341
                                           =======      ========      ========

The following table reconciles the "expected" tax provision, computed by applying the U.S. Federal statutory tax rate to income (loss) before income taxes and minority interest, to the Company's actual effective tax rate and expense:

                                                   March 31, 1999                  March 31, 1998              March 31, 1997
                                            -----------------------------    -------------------------   -------------------------
                                                          Percent of Pre-              Percent of Pre-             Percent of Pre-
                                              Amount       Tax Earnings       Amount    Tax Earnings      Amount    Tax Earnings
                                              ------      ---------------     ------   ---------------    ------   ---------------
Computed "expected" tax provision ........  $(172,765)         35.0%         $78,738       35.0%         $61,963        35.0%
State and local taxes, net of Federal
   income tax effect .....................    (21,803)          4.4%          10,236        4.6%           8,055         4.6%
Goodwill and other equity write-
   downs not deductible for tax ..........      6,948          (1.4)%          1,078         .5%             440          .2%

Valuation allowance ......................    115,325         (23.4)%             --         --               --          --
Other ....................................      4,785          (1.0)%          1,097         .5%             883          .5%
                                             --------          ----          -------       ----          -------        ----
   Total .................................   $(67,510)         13.6%         $91,149       40.6%         $71,341        40.3%
                                             =========         ====          =======       ====          =======        ====

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

The effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                                      March 31,
                                                                         ----------------------------------
                                                                          1999           1998        1997
                                                                         ---------    ---------    --------
Deferred Tax Assets:
   Interest-only and residual certificates ...........................   $  23,313    $      --    $     --
   Reserves not currently deductible .................................      73,689        5,268       1,069
   Compensation related ..............................................       7,929        4,985       5,136
   Net operating loss carryforwards ..................................      40,534           --          --
   Other .............................................................          --        1,874       2,776
Deferred Tax Liabilities:
   Capitalized servicing rights ......................................     (27,777)     (25,986)    (11,081)
   Interest-only and residual certificates ...........................          --      (73,531)    (12,942)
   Other .............................................................      (2,363)        (217)       (115)
                                                                         ---------    ---------    --------
Net deferred tax asset (liability) before valuation
allowance ............................................................     115,325      (87,607)    (15,157)
Valuation allowance ..................................................    (115,325)          --          --
                                                                         ---------    ---------    --------
Net deferred tax asset (liability) ...................................   $      --    $ (87,607)   $(15,157)
                                                                         =========    =========    ========

Due to the Company's ownership of REMIC residual certificates, the current Federal income tax provision for the fiscal year ended March 31, 1999 is based on excess inclusion generated by the ownership of these certificates.

The Company expects a Federal income tax refund of approximately $11 million as a result of carrying back a tax loss from its year ended March 31, 1999 to March 31, 1998. After the carryback, the Company will have net operating loss carryforwards of approximately $107 million expiring in years 2004 through 2019.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the entire amount of the net deferred tax asset since it is more likely than not that the net deferred tax asset will not be realized.


13.     COMMITMENTS AND CONTINGENCIES

In addition to utilizing facilities leased by Continental Grain, the Company's operations are conducted from leased facilities located in various areas of the United States. These leases have clauses which provide for increases in rent in the event of increases in real estate taxes and maintenance costs. Rental expense for the years ended March 31, 1999, 1998 and 1997 was $14,558, $8,595 and $3,470, respectively. The Company also has a capital lease on certain machinery and equipment included as part of "Premises and equipment". The future minimum lease payments under the Company's operating and capital leases, are as follows:

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

                                       Operating               Capital
Fiscal Year                              Leases                 Leases
-----------                            ---------               -------
2000 ...............................   19,263                    384
2001 ...............................   15,064                    287
2002 ...............................   11,252                    143
2003 ...............................    8,462                    104
2004 ...............................    4,757                     --
Thereafter .........................   25,670                     --
                                      -------                   ----
 ....................................  $84,468                   $918
                                      =======
Less: amounts
representing interest ..............                            (116)
                                                                ----
Present value of net
 minimum lease payments ............                             802
Less: current maturities ...........                            (320)
                                                                ----
Long-term obligation ...............                            $482
                                                                ====

Whole Loan Sale Agreement

In January 1999, ContiMortgage entered into a two year agreement with a financial institution to sell a base commitment amount of $1.1 billion in fiscal 2000 and $1.0 billion in fiscal 2001 of home equity loans at prices adjusted monthly based on floating market yields. The amount required to be sold under the agreement may be less than the base commitment amount if the Company's monthly production volume of qualifying loans falls below a specified level.

Litigation

The Company is involved in certain litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.


14.     FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITIES

Sales of Assets with Recourse

During fiscal 1999, 1998 and 1997, the Company utilized agreements with financial institutions (the "Purchasers") to sell, with limited recourse, interests in designated pools of receivables. Under the agreements, the Purchasers have given the Company a right of first refusal to repurchase such receivables prior to third-party sales. Pursuant to the recourse provisions of these agreements, the Company is responsible for losses incurred by the Purchasers on third-party sales of the receivables up to either 5% or 10% of the

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

sale amounts. The agreements are guaranteed by the Company. The Company monitors its exposure associated with these agreements and records recourse provisions as necessary. During fiscal 1999, 1998 and 1997, the Company utilized these agreements to sell receivables totaling approximately $13,315,694, $12,836,121 and $7,350,000, respectively. At March 31, 1999 and 1998, approximately $715,000 and $758,000, respectively, were outstanding and reflected as reductions in Receivables held for sale in the Consolidated Balance Sheets.

During fiscal 1997 and prior years, the Company sold, with limited recourse, interests in certain ESR for $201,045. At March 31, 1999 and 1998, $22,621 and $100,867, respectively, of such sales were outstanding and reflected as reductions in Interest-only and residual certificates in the accompanying Consolidated Balance Sheets. Under the recourse provisions of the agreements, the Company is responsible for losses incurred by the purchaser within an agreed upon range. The agreements are guaranteed by Continental Grain for an agreed upon fee.

Hedging Interest Rate Risk

One of the most significant variables in the determination of gain (loss) on sale of receivables is the spread between the weighted average coupon on the portfolio of loans to be sold or securitized (the "Portfolio Rate") and the weighted average pass-through rate or yield to be paid to the purchasers of the securities or whole loans (the "Pass-through Rate"). In the interim period between the loan commitment and the securitization or sale of such loans (the "Warehousing Period"), the Company is exposed to interest rate risk because the Portfolio Rate is fixed as of the loan commitment dates, but the Pass-through Rate is not fixed until the pricing of the securitization or sale. If market interest rates were to rise during the Warehousing Period, the spread between the Portfolio Rate and the Pass-through Rate would narrow, and the market value of the loans would decline.

Through the end of the third quarter of fiscal 1999, the Company mitigated this interest rate exposure primarily through short sales of U.S. Treasury securities and U.S. Treasury interest rate futures contracts. These instruments were used because the Pass-through Rates on the securities are established as a spread over the U.S. Treasury yield for a comparable maturity. This hedging strategy was effective to the extent that the Pass-through Rates required by investors moved in sync with U.S. Treasury yields, which had been the case historically. However, during a "flight-to-quality" that occurred during the second and third quarters of fiscal 1999, the relationship between Pass-through Rates and U.S. Treasury yields broke down, and the Company incurred significant losses because it lacked the liquidity to meet the ongoing margin calls necessary to maintain its hedge positions until prior market relationships were restored. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company revised its hedging strategy in the fourth quarter of fiscal 1999. The Company now manages its hedge positions by using a combination of Eurodollar futures, U.S. Treasury securities, financial futures contracts and options on U.S. Treasury instruments. Recent research has shown that changes in interest rate swap levels are more positively correlated to the changes in market yields for the Company's assets than U.S. Treasury securities because of the liquidity premium attached to U.S. Treasury securities. The use of interest rate swaps is designed to reduce the Company's exposure to both the absolute movements in U.S. Treasury yields and the widening in the spread relationship between the Company's assets and U.S. Treasury yields. Since executing individual swap contracts to match the volume fluctuations and amortization of the Company's underlying assets is cumbersome, expensive and involves counterparty risk, the Company sells a series of Eurodollar futures contracts that match the amount and timing of the projected cash flows on the assets to be hedged. This transaction is designed to approximate the economics of an interest rate swap. In addition, the Company uses options on U.S. Treasury instruments to hedge its assets against wide swings in rates.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

The Company only hedges a portion of its total exposure to interest rate risk; consequently, even if the hedging strategy works as intended, the Company would still incur net losses to the fair value of its interest rate sensitive assets in a rising interest rate environment. Even to the extent that the Company does hedge its interest rate exposure, there can be no assurances provided that the Company's hedging strategy will produce the intended results.

The Company accounts for its positions using the hedge method of accounting. Positions are designated as hedges against specific market exposures, and senior management monitors the correlation between the change in market value of the hedge instruments and the assets being hedged. Under the hedge method of accounting, gains or losses on hedge instruments are recognized at the time the gains or losses on the assets being hedged are recognized. In the event a high degree of correlation is not maintained, the hedge instruments are then marked to market. If a hedge instrument matures or is terminated prior to the maturity or sale of the designated hedged asset or liability, the realized gain or loss on the hedge instrument would be deferred until the maturity or sale of the designated asset or liability. If a designated asset or liability matures or is sold prior to the maturity or termination of the hedge instrument, the hedge instrument would be marked to market at that time.

Unrealized hedge gains or losses related to the Company's warehouse and pipeline positions are reflected in the Company's lower-of-aggregate-cost-or-market evaluation of receivables held for sale and are ultimately recognized upon the sale or securitization of the related receivables and included in gains or losses on sales of receivables. Hedge gains or losses related to the Company's ESR portfolio are recognized on a current basis in gains or losses on sales of receivables because the ESR portfolio is recorded at fair value. Hedge transactions are expected to occur within one year.

The short sales of U.S. Treasury securities and related purchase of securities under agreements to resell are reflected on the accompanying Consolidated Balance Sheets as Securities sold but not yet purchased and Securities purchased under agreements to resell. Securities sold but not yet purchased are recorded on a trade date basis and are carried at their sale amount. Securities purchased under agreements to resell are recorded on a trade date basis and are carried at the amounts at which the securities will be subsequently resold, plus accrued interest.

With respect to ContiMortgage/ContiWest securitizations and whole loan sales, gain on sale included hedge losses of $27,330, $11,946 and $5,413 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, hedge losses relating to the commercial loan portfolio totaled $88,614, of which $80,574 was reflected in Commercial real estate valuation adjustments and $8,040, relating to a securitization, was included in gain on sale.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

The following table identifies the notional or contractual amounts and unrealized gains (losses) in connection with hedging activities as of March 31, 1999 and 1998:

                                                                        1999
                                                      -------------------------------------------
                                                                                      Unrealized
                                                       Assets      Liabilities        Gain/(loss)
                                                       ------      -----------        -----------
U.S. Treasury Futures Contracts                       $     --      $  245,700          $1,867
Eurodollar Futures                                          --       5,548,000              97
Put Options on U.S. Treasury Securities                228,000         279,250             863
Call Options on U.S. Treasury Securities                57,750          58,750             (58)

                                                                        1998
                                                      -------------------------------------------
                                                                                      Unrealized
                                                       Assets      Liabilities        Gain/(loss)
                                                       ------      -----------        -----------
U.S. Treasury Futures Contracts                       $     --        $543,200          $1,082
Short sales of  U.S. Treasury Securities                    --         815,060          (3,088)

Fair Value of Financial Instruments

The following disclosures of fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of securities purchased under agreements to resell, receivables held for sale, other receivables, due from affiliates, other assets (as to the components representing financial instruments), accounts payable, securities sold but not yet purchased, receivables sold under agreements to repurchase, due to affiliates, taxes payable and receivable, other liabilities and, in fiscal 1998, short-term debt. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. Interest-only and residual certificates are recorded at fair value (see Note 5), and the carrying value of capitalized servicing also approximated fair value at March 31, 1999 and 1998 (see Note 3).

The fair value of the Company's long-term debt, excluding capital leases, was $519,063 based upon quoted market prices at March 31, 1999. The carrying value of long-term debt at March 31, 1998 approximated fair value based on quoted market prices. Due to the current financial condition of the Company and the doubt as to the Company's ability to obtain financing, a determination of fair value of the short-term debt could not be made as of March 31, 1999.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purposes of the accompanying Consolidated Financial Statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its receivables and Interest-only and residual certificates. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or buy and loans and ESR sold with limited recourse.

The Company may utilize securities purchased under agreements to resell as part of its interest rate management strategy. These instruments expose the Company to credit risk which is measured as the loss the Company would record if counterparties failed to perform pursuant to terms of their contractual obligations and the value of the collateral held, if any, was not adequate to cover such losses. The Company monitors the market value of the assets acquired to ensure their adequacy as compared to the amount at which the securities will be resold. The Company may require the counterparty to deposit additional collateral or reduce the loan balance when necessary. The interest rate on these instruments depends upon, among other things, the underlying collateral, the term of the agreement and the credit quality of the counterparty. At March 31, 1998 and 1997, these instruments had a weighted average interest rate of 5.3% and 5.1%, respectively. The Company transacts these resale agreements primarily with three institutional broker/dealers.

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers, commitments to purchase loans from correspondents and recourse provided on loans sold to investors in prior years. The Company has a first or second lien position on all of its loans, and the combined loan-to-value ratio ("CLTV") permitted by the Company's mortgage underwriting guidelines generally may not exceed 90%. The CLTV represents the combined first and second mortgage balances as a percentage of the appraised value of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

As of March 31, 1999 and 1998, the Company had outstanding commitments to extend credit or purchase loans in the amount of $456,460 and $666,380, respectively. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

The Company monitors concentrations of credit risk associated with business conducted with financial institutions and minimizes credit risk by avoiding a concentration with any single financial institution. As of March 31, 1999, and 1998 the majority of loans with on-balance-sheet and off-balance-sheet credit risk were collateralized by properties located throughout the United States.

Warehousing Exposure

The Company utilizes warehouse financing in the form of asset purchase and sale facilities with certain financial institutions and funding agreements under

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

agreements to repurchase, collectively the ("Warehouse Facilities") to facilitate the accumulation of securitizable products prior to securitization or sale. As of March 31, 1999 and 1998, the Company had $1,667,000, and $2,780,000
of committed warehousing, and $1,270,000 and $3,100,000 of uncommitted warehousing, respectively. As of March 31, 1999 and 1998, $1,519,737 and $1,003,747, respectively, was drawn down. Warehouse commitments are typically for a term of one year or less and are designated to fund only securitizable assets. The majority of the assets remain in the Warehouse Facilities for a period of up to 90 days at which point they are securitized and sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values. As of July 13, 1999, the Company had $642,000 and $1,365,000 of committed and uncommitted warehousing, respectively.

Affiliate Warehouse Line

The Company has made margin advances to a warehouse lender on behalf of Red Mountain Funding, LLC ("RMF"), an unconsolidated commercial mortgage affiliate in which the Company owns a 48% equity interest. One of the Company's warehouse facilities contains cross-default provisions that could be triggered in the event RMF defaults on its warehouse line. In order to avoid the possibility of being declared in default under its own credit facilities, the Company would have to fund additional margin calls if required. Consequently, in addition to the on-balance-sheet credit risk related to the outstanding margin advances, the Company also has off-balance-sheet interest rate and credit risk related to the entire outstanding balance of the RMF portfolio, net of reserves, which was $222 million at March 31, 1999. As of June 15, 1999, that exposure had been reduced to $133 million as a result of loan sales.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the quarterly results of operations for the years ended March 31, 1999 and 1998:

                                                                         Three Months Ended
                                                       June 30,   September 30,   December 31,     March 31,
                                                         1998          1998           1998           1999
                                                     -----------   -----------    -----------    -----------
Gross income ..................................      $   142,116   $    10,855    $   125,568    $   (25,348)
Net income (loss) .............................            6,020      (114,251)       (58,800)      (259,226)
Basic earnings (loss) per common share ........             0.13         (2.48)         (1.27)         (5.62)
Diluted earnings (loss) per common share ......      $      0.13   $     (2.48)   $     (1.27)   $     (5.62)

                                                                         Three Months Ended
                                                       June 30,   September 30,   December 31,     March 31,
                                                         1997          1997           1997           1998
                                                     -----------   -----------    -----------    -----------
Gross income ..................................      $   134,023   $   158,130    $   177,255    $   190,754
Net income ....................................           26,873        34,837         35,140         37,454
Basic earnings per common share ...............             0.60          0.74           0.75           0.80
Diluted earnings per common share .............      $      0.59   $      0.73    $      0.74    $      0.79

                           CONTIFINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                          March 31, 1999, 1998 and 1997
                (in thousands, except share data and where noted)

16. SUBSEQUENT EVENT

Sale of Triad

On June 11, 1999, the Company sold its interest in Triad to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain of approximately $20 million, which will be reported in the first quarter of fiscal 2000, and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities thereby reducing the commitments under the Bank Facilities by the pay down amount.

1 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III.

Item 10. Directors and Executive Officers of the Registrant.

             The Company incorporates by reference herein information in its proxy statement which complies with the information called for by
             Item 10 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1999 fiscal year, with the Commission.

Item 11. Executive Compensation.

             The Company incorporates by reference herein information in its proxy statement which complies with the information called for by
             Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1999 fiscal year, with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

             The Company incorporates by reference herein information in its proxy statement which complies with the information called for by
             Item 12 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1999 fiscal year, with the Commission.

Item 13. Certain Relationships and Related Transactions.

             The Company incorporates by reference herein information in its proxy statement which complies with the information called for by
             Item 13 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1999 fiscal year, with the Commission.

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

         (3)      Exhibits

        Exhibit
          No.                             Description
        -------                           -----------
         3.1      Restated Certificate of Incorporation of the Company (1)
         3.2      Restated By-laws of the Company*
         4.1      Indenture between the Company and the Trustee with form of Indenture Note (1)
         10.1     Indemnification Agreement between the Company and Continental Grain (1)
         10.2     Tax Sharing Agreement between the Company and Continental Grain (1)
         10.3     Employee Benefit Allocation Agreement between the Company and Continental Grain (2)
         10.4     Services Agreement between the Company and Continental Grain (1)
         10.5     Note Purchase Agreement between the Company and Continental Grain (1)
         10.6     Common Stock Registration Rights Agreement between the Company and Continental Grain (1)
         10.7     Indenture Note Registration Rights Agreement between the Company and Continental Grain (1)
         10.8     Sublease Agreement between the Company and Continental Grain (1)
         10.9     ContiFinancial Corporation 1995 Long -Term Stock Incentive Plan (1)
         10.10    ContiFinancial Services Long -Term Incentive Compensation Plan (1)
         10.11    1997 ContiFinancial Services Division Incentive Compensation Plan (1)
         10.12    1997 ContiMortgage Corporation Incentive Compensation Plan (1)
         10.13a   Form of Stock Option Agreement (1)
         10.13b   Form of Stock Option Agreement*
         10.14    Form of Restricted Stock Award Agreement (1)
         10.15    Agreement of Lease between LC/N Keith Valley Limited Partnership I and ContiTrade Services
                  Corporation and amendments thereto (1)
         10.16    ContiFinancial Corporation Directors Retainer Fee Plan (1)
         10.17    Assignment and Transfer of Excess Spread Receivables between
                  Continental Grain and certain subsidiaries of the Company (1)
         10.18    Secured Promissory Note (2)
         10.19    Indenture - 83/8 % Senior Notes due 2003 (3)
         10.20    First Amendment to Note Purchase Agreement (4)
         10.21    First Supplemental Indenture (5)
         10.22    Revolving credit facility-Credit Agreement (6)
         10.23    Letter of Credit and Reimbursement Agreement (8)
         10.24    Subservicing Agreement*
         10.25    Addendum Number 1 to Subservicing Agreement dated December 1, 1998*
         10.26    Addendum Number 2 to Subservicing Agreement dated March 1, 1999*
         10.27    Addendum Number 3 to Subservicing Agreement dated March 1, 1999*
         10.28    Purchase and Sale Agreement with Continental Grain Company*
         10.29    THIRD AMENDMENT to the Credit Agreement*
         10.30    THIRD AMENDMENT to the Letter of Credit and Reimbursement Agreement*
         10.31    Indenture, dated as of March 1, 1997 (9)
         10.32    Indenture, dated as of March 4, 1998 (10)
         11.1     Computation of the Company's earnings per common share*
         12.1     Ratio of Earnings to Fixed Charges*
         21.1     List of Subsidiaries of the Company*
         23.2     Consent of Arthur Andersen LLP (2)
         23.3     Consent of Arthur Andersen LLP *
         24.1     Attorneys-In-Fact and Agents for James J. Bigham (2)
         24.2     Attorneys-In-Fact and Agents for Paul J. Fribourg (2)
         24.3     Attorneys-In-Fact and Agents for John W. Spiegel (2)
         24.4     Attorneys-In-Fact and Agents for Donald L. Staheli (2)
         24.5     Attorneys-In-Fact and Agents for John P. Tierney (2)
         24.6     Attorneys-In-Fact and Agents for Lawrence G. Weppler (2)
         24.7     Attorneys-In-Fact and Agents for Daniel J. Willett (2)
         24.8     Attorneys-In-Fact and Agents for Michael J. Zimmerman (7)
         27.1     Financial Data Schedule for the fiscal year ended March 31, 1999*

----------
     * Filed herewith

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

     (4) Incorporated by references to exhibit 10.3 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-14074.

     (5) Incorporated by references to exhibit 10.4 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 1-14074.

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

     (9) Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-4, File No. 333-23963.

     (10) Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3, File No. 333-3852588.

(b)  Reports on Form 8-K.
     None.

(c)  Exhibits. See (a) (3) above.

(d)  Financial Statement Schedules. See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, ContiFinancial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTIFINANCIAL CORPORATION


                           By:  /s/ James E. Moore
                                -----------------------------------------------
                                James E. Moore
                                President, Chief Executive Officer and Director
                                Date: July 14, 1999

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

     Signature                                           Title                                             Date
     ---------                                           -----                                             ----
/s/ James E. Moore                         President, Chief Executive Officer                          July 14, 1999
---------------------------                   and Director (Principal Executive
James E. Moore                                Officer)


/s/ Frank W. Baier                         Senior Vice President and Chief                             July 14, 1999
---------------------------                   Financial Officer (Principal
Frank W. Baier                                Financial Officer)


/s/ Daniel J. Egan                         Senior Vice President and Principal                         July 14, 1999
---------------------------                   Accounting Officer
Daniel J. Egan


           *                               Director and Chairman of the Board                          July 14, 1999
---------------------------
James J. Bigham


           *                               Director                                                    July 14, 1999
---------------------------
Paul J. Fribourg


           *                               Director                                                    July 14, 1999
---------------------------
John W. Spiegel


           *                               Director                                                    July 14, 1999
---------------------------
Donald L. Staheli


           *                               Director                                                    July 14, 1999
---------------------------
John P. Tierney


           *                               Director                                                    July 14, 1999
---------------------------
Lawrence G. Weppler


           *                               Director                                                    July 14, 1999
---------------------------
Michael J. Zimmerman


By: /s/ James E. Moore
    -----------------------
    James E. Moore
    Attorney-In-Fact

                                  Exhibit Index

Exhibit
  No.                             Description
-------                           -----------

 3.2     Restated By-laws of the Company
10.13b   Form of Stock Option Agreement
10.24    Subservicing Agreement
10.25    Addendum Number 1 to Subservicing Agreement dated December 1, 1998
10.26    Addendum Number 2 to Subservicing Agreement dated March 1, 1999
10.27    Addendum Number 3 to Subservicing Agreement dated March 1, 1999
10.28    Purchase and Sale Agreement with Continental Grain Company
10.29    THIRD AMENDMENT to the Credit Agreement
10.30    THIRD AMENDMENT to the Letter of Credit and Reimbursement Agreement
11.1     Computation of the Company's earnings per common share
12.1     Ratio of Earnings to Fixed Charges
21.1     List of Subsidiaries of the Company
23.3     Consent of Arthur Andersen LLP
27.1     Financial Data Schedule for the fiscal year ended March 31, 1999