Form 10-K/A
period 1999-03-31
CONTIFINANCIAL CORP
filed 1999-07-16
CIK 1002130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

The Form 10-K previously filed is hereby amended as follows:

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

In fiscal 1999, the Company incurred a net loss of $426.3 million and suffered a critical loss of liquidity. The Company's Bank Facilities expire on August 20, 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements.

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

There can be no assurances given that the Company will be successful in implementing its revised business strategy, primarily because the Company has debt obligations totaling $422 million as of July 13, 1999 that will mature in August 1999. In addition, the Company's Warehouse Facilities expire at various times from July 1999 through December 1999. The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"). The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities"). The Company is required to comply with various financial covenants under its outstanding long-term debt, Bank Facilities and Warehouse Facilities. As of March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding long-term debt. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. Additionally, the Company would not have been in compliance with several of the financial covenants of the Bank Facilities and Warehouse Facilities at December 31, 1998 and March 31, 1999 had these agreements not been amended. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities and Warehouse Facilities.

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

General

During fiscal 1999, ContiFinancial Corporation ("ContiFinancial" or the "Company") incurred a net loss of $426.3 million and suffered a critical loss of liquidity. See "Liquidity and Capital Resources." The Company is operating on a negative cash flow basis and is dependent on various financing sources for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"). The Company is also dependent on continued access to its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities"). The Company is required to comply with various financial covenants under its outstanding long-term debt, Bank Facilities and Warehouse Facilities. As of March 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding long-term debt. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. Additionally, the Company would not have been in compliance with several of the financial covenants of the Bank Facilities and Warehouse Facilities at December 31, 1998 and March 31, 1999 had these agreements not been amended. The Bank Facilities expire in August 1999, and the Warehouse Facilities expire at various times from July 1999 through December 1999.

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

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities and Warehouse Facilities.

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

There can be no assurances given that the Company will be successful in implementing its revised business strategy, primarily because the Company has debt obligations totaling $422 million as of July 13, 1999 that will mature in August 1999. In addition, the Company's Warehouse Facilities expire at various times from July 1999 through December 1999. The Company's continued operations are dependent on the extension, renegotiation or refinancing, as well as availability through scheduled maturity of the Bank and Warehouse Facilities. The Company's ability to extend, renegotiate or refinance its facilities depends on the successful completion of a transaction with a buyer or equity investor. As a result, there is substantial doubt about the Company's ability to continue as a going concern. In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities and Warehouse Facilities.

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

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities and Warehouse Facilities.

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

In order to address this issue, the Company has been seeking a financially strong acquirer or equity investor who can provide the necessary financing or provide the Company's lenders with the requisite guarantees. The previously announced discussions with Residential Funding Corporation, a subsidiary of General Motors Acceptance Corporation, with respect to an acquisition of the Company have terminated. The Company is in discussions with others to act as an acquiror or equity investor and has commenced negotiations for a restructuring with the providers of its Bank Facilities and Warehouse Facilities.

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