Form 10-K/A
period 1999-03-31
CONTIFINANCIAL CORP
filed 1999-07-29
CIK 1002130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended March 31, 1999
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the securities exchange act of 1934
                For the transition period from _________ to _________

                                     1-14074
                            ------------------------
                            (Commission File Number)

                           CONTIFINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3852588
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

277 Park Avenue
NEW YORK, NEW YORK                         10172
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         As of June 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,159,561.

         As of June 30, 1999, there were 46,747,370 outstanding shares of the Registrant's Common Stock, no par value.

         This filing on Form 10-K/A No. 2 amends the Annual Report Form 10-K/A No. 1 for the fiscal year ended March 31, 1999, of ContiFinancial Corporation (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-K/A No. 1 for the fiscal year ended March 31, 1999 (the "Form 10-K/A No. 1"), as set forth below:

         The following items are hereby amended and restated to read in their entirety as they appear in this amendment.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 10. Directors and Executive Officers of the Registrant.

Name                    Age                         Position
----                    ---                         --------
Alan H. Fishman .......  53  President, Chief Executive Officer and Director

Robert A. Major .......  52  Executive Vice President of the Company and President    and Chief
                             Executive Officer of ContiMortgage

Glenn S. Goldman ......  37  Executive Vice President of the Company and Co-President and Managing
                             Director of ContiFinancial Services

Scott M. Mannes .......  40  Executive Vice President of the Company and Co-President  and Managing
                             Director of ContiFinancial Services

Peter Abeles ..........  44  Senior Vice President of the Company and Managing        Director of
                             ContiFinancial Services

Robert J. Babjak ......  56  Senior Vice President of the Company and Executive Vice President and
                             Chief Operating Officer of ContiMortgage

Frank W. Baier ........  34  Senior Vice President, Chief Financial Officer and Treasurer

A. John Banu ..........  44  Senior Vice President of the Company and Senior Managing Director of
                             ContiFinancial Services

Daniel J. Egan ........  44  Senior Vice President of the Company and Senior Vice      President and
                             Chief Financial Officer of ContiMortgage

Michael J. Festo ......  47  Senior Vice President, Human Resources

Alan L. Langus ........  52  Senior Vice President, Chief Counsel and Secretary

Jerome M. Perelson ....  60  Senior Vice President of the Company and Managing Director and Chief
                             Credit Officer of ContiFinancial Services

Marc E. Halbreich .....  52  Vice President-Taxes

Debra J. Huddleston ...  43  Vice President - Internal Audit

Mark R. Baker .........  45  Director and Chairman of the Board

Paul J. Fribourg ......  45  Director

John W. Spiegel .......  58  Director

Donald L. Staheli .....  67  Director

John P. Tierney .......  67  Director

Lawrence G. Weppler ...  54  Director

Michael J. Zimmerman ..  48  Director

         Set forth below are the biographies of the Directors:

         ALAN H. FISHMAN. Mr. Fishman has been President, Chief Executive Officer and a Director of the Company since July 1999. Mr. Fishman is also a founder and managing partner of Columbia Financial Partners, L.P., an investment firm specializing in the financial services industry. Prior to founding Columbia Financial Partners, L.P., Mr. Fishman had an extensive career in the financial services industry, serving at various times as Chief Financial Officer of Chemical Bank, Senior Executive Vice President in charge of Chemical Bank's worldwide investment banking operations, and President of American International Group's financial services division. Mr. Fishman is a Director of Keyspan Energy Corporation, Chairman and Director of Affinity Technology Group, Inc. and Vice Chairman of the Brooklyn Academy of Music.

         DONALD L. STAHELI. Mr. Staheli has been a Director of the Company since October 1995. He was Chairman of the Board of Directors of Continental Grain from June 1994 until July 1997 and from 1988 until his retirement in April 1997, he was Chief Executive Officer of Continental Grain. From 1988 until June 1994, Mr. Staheli served as President of Continental Grain. He has been a Director of Continental Grain since 1988. Mr. Staheli serves currently as a Director of Prudential Life Insurance Company of America (a property and life insurance company) and Bankers Trust Corporation (a bank holding company). Mr. Staheli also serves as a member of the Supervisory Board of Directors of Fresenius Medical Care A.G (a foreign medical device manufacturing company).

         PAUL J. FRIBOURG. Mr. Fribourg has been a Director of the Company since October 1995. He has been President and Chief Executive Officer of Continental Grain since April 1997 and Chairman of its Board of Directors since July 1997. Previously, Mr. Fribourg had held the position of President and Chief Operating Officer of Continental Grain since June 1994. From April 1990 to June 1994 Mr. Fribourg served as Executive Vice President of the Bulk Commodities Group of Continental Grain. He is also a Director of Loews Corporation (a diversified holding company the main interest of which is insurance). Mr. Fribourg is the son of Michel Fribourg.

         JOHN W. SPIEGEL. Mr. Spiegel has been a Director of the Company and Chairman of the Audit Committee since February 1996. Mr. Spiegel has been Executive Vice President and Chief Financial Officer of SunTrust Banks, Inc. since 1985 and Treasurer of Trust Company of Georgia since 1978. Mr. Spiegel also is currently a member of the Boards of Directors of Rock-Tenn Company (a manufacturer of paperboard products) and Suburban Lodges of America (an extended stay hotelier).

         LAWRENCE G. WEPPLER. Mr. Weppler has been a Director of the Company since October 1995. He also has been Vice President and General
Counsel-Corporate of Continental Grain since April 1993. From 1980 to April 1993, Mr. Weppler served as Deputy General Counsel of Continental Grain.

         MARK R. BAKER. Mr. Baker has been a Director of the Company since July 1999. He has been Senior Vice President and Chief Legal Officer of Continental Grain since August 1997. Prior to joining Continental Grain, Mr. Baker was a partner with the law firm of Dewey Ballantine LLP.

         JOHN P. TIERNEY. Mr. Tierney has been a Director of the Company and Chairman of the Independent Directors Committee since February 1996. From 1987 until his retirement in December 1994, Mr. Tierney was the Chairman of the Board and Chief Executive Officer of

Chrysler Financial Corporation (a non-bank finance company). Mr. Tierney is also currently a Director of Charter One Financial, Inc. (a holding company for Charter One Bank, Charter Michigan Bancorp and Rochester Community Savings Bank, consumer banks offering a variety of financial services) and Dollar Thrifty Automotive Group, Inc. (operator of two separate car rental companies, Dollar and Thrifty).

         MICHAEL J. ZIMMERMAN. Mr. Zimmerman has been a Director of the Company since February 1997. He also has been Senior Vice President-Investments and Strategy of Continental Grain since May 1996. From January 1985 to April 1996, Mr. Zimmerman was a Managing Director at Salomon Brothers.

         Set forth below are the biographies of the executive officers:

         ROBERT A. MAJOR. Mr. Major has been Executive Vice President of the Company since October 1995, President and a Director of ContiMortgage since July 1995 and Chief Executive Officer of ContiMortgage since June 1996. Prior to becoming Chief Executive Officer, Mr. Major was the Chief Operating Officer, a position he had held since July 1995. From February 1993 to July 1995, Mr. Major was Chief Operating Officer for NationsCredit Corporation (a diversified financial services company). From April 1990 to February 1993, Mr. Major was Chief Executive Officer of Chrysler First (a consumer finance company acquired by NationsBank Corporation in February 1993).

         GLENN S. GOLDMAN. Mr. Goldman has been Executive Vice President of the Company since July 1997, prior to which he had been Senior Vice President since October 1995. He joined ContiFinancial Services in April 1990 and was appointed Managing Director of ContiFinancial Services in August 1992 after holding the position of Vice President, Corporate Finance. He was appointed Co-President of ContiFinancial Services in July 1997.

         SCOTT M. MANNES. Mr. Mannes has been Executive Vice President of the Company since July 1997, prior to which he had been Senior Vice President since October 1995. He joined ContiFinancial Services in September 1990 and was appointed Managing Director of ContiFinancial Services in August 1992 after holding the position of Vice President, Corporate Finance. He was appointed Co-President of ContiFinancial Services in July 1997.

         PETER ABELES. Mr. Abeles has been Senior Vice President of the Company since October 1995. He joined ContiFinancial Services in 1989 and was appointed Managing Director of ContiFinancial Services in August 1992 after serving as Vice President, Corporate Finance from October 1989 to August 1992.

         ROBERT J. BABJAK. Mr. Babjak has been Senior Vice President of the Company since October 1995. He was appointed Executive Vice President and Chief Operating Officer of ContiMortgage in June 1996 prior to which he was Senior Vice President, Chief Credit Officer, a position he had held since October 1995 when he was also appointed as a Director of ContiMortgage. Prior to October 1995 he was Vice President, Chief Credit Officer of ContiMortgage, a position he had held since April 1992. Mr. Babjak joined ContiMortgage in June 1991 as Chief Credit Officer.

         FRANK W. BAIER. Mr. Baier has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since June 1999. Previously he held the position of Vice President and Treasurer from September 1997 to May 1999. Mr. Baier joined the Company in September 1996 as Director of Corporate Finance. Prior to joining the Company, Mr. Baier had been employed at RJR Nabisco Inc. since June 1987 where he had a variety of positions in the accounting and treasury functions most recently as Director, Corporate Finance, the position he held from March 1995 through September 1996. He was Manager, Corporate Finance of RJR Nabisco Inc. from January 1991 through March 1995.

         A. JOHN BANU. Mr. Banu has been Senior Vice President of the Company since October 1995. He joined ContiFinancial Services in 1984 as Vice President, Debt Placement and was appointed Managing Director of ContiFinancial Services in August 1992 and Senior Managing Director in July 1997.

         DANIEL J. EGAN. Mr. Egan has been Senior Vice President of the Company since October 1995. He was appointed Senior Vice President, Chief Financial Officer and a Director of ContiMortgage in 1995, prior to which he was Vice President, Chief Financial Officer of ContiMortgage, a position he had held since April 1991. From October 1990 to April 1991, Mr. Egan was Controller of ContiMortgage.

         MICHAEL J. FESTO. Mr. Festo has been Senior Vice President, Human Resources of the Company since September 1996, prior to which he held the position of Vice President, Human Resources of the Company from October 1995. He was appointed Vice President, Human Resources of ContiTrade Services Corporation in July 1990. Mr. Festo held a number of staff and executive human resources positions within Continental Grain since joining Continental Grain in 1974.

         ALAN L. LANGUS. Mr. Langus has been Senior Vice President, Chief Counsel and Secretary of the Company since September 1996, prior to which he held the position of Vice President, Chief Counsel and Secretary of the Company from October 1995. He was Vice President and Chief Counsel of ContiTrade Services Corporation between December 1989 and October 1995.

         JEROME M. PERELSON. Mr. Perelson has been Senior Vice President of the Company since February 1997 prior to which he held the position of Senior Vice President and Chief Financial Officer of the Company from October 1995. He has been Managing Director and Chief Credit Officer of ContiFinancial Services since September 1995. Mr. Perelson joined Continental Grain in 1971. He was appointed Managing Director and Chief Credit Officer of ContiTrade Services Corporation in August 1989 and President in November 1993, after serving as Corporate Deputy Treasurer of Continental Grain.

         MARC E. HALBREICH. Mr. Halbreich joined the Company in April 1998 as Vice President - Taxes. He previously had worked for Continental Grain since August 1987 where he held a number of corporate tax positions including Assistant Vice President - International Taxes, the position he held from April 1990 through April 1998.

         DEBRA J. HUDDLESTON. Ms. Huddleston has been Vice President-Internal Audit of the Company since May 1997. She was appointed Vice President-Internal Audit of ContiMortgage in July 1992. Prior to that, Ms. Huddleston also had held the position of Controller-Government Securities and Foreign Exchange Division of Continental Grain since 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Securities and Exchange Commission rules relating to reporting of changes of beneficial ownership of the Company's common stock, Forms 4 reporting Continental Grain's October 1998 purchases of the Company's common stock were to have been filed by Continental Grain and Mr. Fribourg on or before November 10, 1998. The Forms 4 were filed November 19, 1998.

MEETINGS AND COMMITTEES

         The Company has an Executive Committee, a Compensation Committee, an Audit Committee, an Independent Directors Committee, and a 1995 Stock Plan Committee (the "Stock Plan Committee") (which also serves as the Section 162(m) Plan Committee). The Special Pricing Committee, which was formed to authorize the price to be received by the Company from the sale of its shares in the Company's primary offering of common stock, was disbanded effective September 16, 1998 by unanimous vote of the Board of Directors. There is no standing nominating committee.

         The Executive Committee, currently comprised of Messrs. Baker, Fishman, Fribourg, and Zimmerman, is authorized and empowered, to the extent of Delaware law, to exercise all functions of the Board of Directors in the interval between meetings of the Board of Directors. The functions of the Compensation Committee, currently comprised of Messrs. Baker, Fribourg, Spiegel, Staheli and Tierney, include reviewing compensation of the executive officers of the Company. The Audit Committee, currently comprised of Messrs. Spiegel and Tierney, assists the Board of Directors in overseeing the financial reporting and the internal operating control of the Company. The role of the Independent Directors Committee, currently comprised of Messrs. Spiegel and Tierney, encompasses reviewing and passing on the fairness of all future material agreements and material transactions between the Company (or any of its subsidiaries) and Continental Grain (or any of its subsidiaries other than the Company and its subsidiaries). The Stock Plan Committee, currently comprised of Messrs. Spiegel and Tierney, administers the ContiFinancial Corporation 1995 Long-Term Stock Incentive Plan (the "Stock Plan") and any other Section 162(m) compensation awards.

         During the year ended March 31, 1999, there were eight meetings of the Board of Directors, no meetings of the Executive Committee, six meetings of the Compensation Committee, five meetings of the Audit Committee, three meetings of the Independent Directors Committee and seven meetings of the Stock Plan Committee. No Director attended fewer than 75% of the total number of meetings of the Board of Directors and committees on which he served.

CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

         Several changes in the senior management and the Board of Directors of the Company have occurred since the end of fiscal year 1999. In June 1999, Daniel J. Willett resigned his position as Senior Vice President and Chief Financial Officer; Mr. Willett was replaced by Frank W. Baier, who now holds the titles of Senior Vice President, Chief Financial Officer and Treasurer. James E. Moore resigned as President, Chief Executive Officer and a Director of the Company in July 1999; Mr. Moore was replaced by Alan H. Fishman, who now holds those titles. James J. Bigham resigned as Chairman of the Board of Directors in July 1999; he was replaced by Mark R.
Baker.

Item 11.  Executive Compensation.

                                         SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                         -------------------         ----------------------
                                                                        AWARDS            PAYOUTS
                                                                 --------------------     -------
                            FISCAL                               RESTRICTED    STOCK       LTIP
NAME                         YEAR       SALARY        BONUS        STOCK      OPTIONS     PAYOUTS      OTHER
----                         ----       -------       ------       ------     -------     -------      -----
                                           $            $            $           #           $           $
James E. Moore(a)            1999       275,000         0           ----       93,000       ----     6,195 (e)
President and Chief          1998       275,000                     ----       50,000       ----      331,400
Executive Officer            1997       250,000       2,380,000     ----        ----        ----      719,500
                                                      2,000,000

Robert A. Major              1999       245,833         0           ----       81,000       ----      6,266 (e)
Executive Vice President/    1998       225,000       1,600,000     ----       40,000       ----        5,867
Chief  Executive             1997       220,883                     ----        ---         ----        ----
Officer, ContiMortgage                                1,500,000

Glenn S. Goldman             1999       190,000         0           ----       74,000       ----     4,833 (e)
Executive Vice President/    1998       183,250                     ----       40,000       ----      431,400
                                                      1,540,000
Co-President and             1997       164,667       1,160,000     ----        ----        ----      674,500
Managing Director,
ContiFinancial Services

Scott M. Mannes              1999       190,000         0           ----       74,000       ----     4,833 (e)
Executive Vice President/    1998       183,250       1,540,000     ----       40,000       ----      431,400
Co-President and             1997       164,667       1,160,000     ----        ----        ----      674,500
Managing Director,
ContiFinancial Services

Daniel J. Willett (b)        1999       211,666         0           ----       50,000       ----     5,820 (e)
Senior Vice President and    1998       205,000     300,000(c)   213,780(d)    35,000       ----       N/A(e)
Chief Financial Officer      1997        34,160        ----         ----        ----        ----       N/A(e)

         (a) Mr. Moore resigned his position as President, Chief Executive Officer and Director effective July 20, 1999.

         (b) Mr. Willett resigned his position as Senior Vice President and Chief Financial Officer effective June 1, 1999 and received a termination payment of $440,000.

         (c) Represents Mr. Willett's accrued and/or deferred bonus for fiscal year ending March 31, 1998 under the Company's Named Executive 162(m) Bonus Plan (as defined in the Joint Report of Compensation Committee and Stock Plan Committee herein). A portion of Mr. Willett's bonus was deferred in the form of 3,155 restricted shares of the Company's common stock which vested prior to or at the time of his resignation in June 1999.

         (d) Grant of 6,000 shares of restricted common stock to Mr. Willett under the ContiFinancial Corporation 1995 Long-Term Stock Incentive Plan which vested prior to or at the time of his resignation in June 1999. Represents the value of such stock on the date the grant was made.
                  The value of these 6,000 shares at March 31, 1999 was $42,780.

         (e) Represents the Company's matching contributions under the ContiFinancial Savings Plan, a defined contribution plan established under Section 401(k) of the Internal Revenue Code of 1986.

                  Information on the Company's matching contributions for Mr. Willett in fiscal years 1997 and 1998 is not available due to a change in trustees for the ContiFinancial Savings Plan.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                      AND FISCAL YEAR 1999 OPTION VALUE (A)

         The following table provides information as to options exercised by each of the named executive officers of the Company during fiscal 1999. The table also sets forth the value of options held by such officers at year end measured in terms of the reported last sale price of the Common Stock on the New York Stock Exchange on March 31, 1999 and the option exercise price. No stock appreciation rights ("SARs") have ever been granted to executive officers.

                                                 NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                        OPTIONS                           IN THE MONEY
                                                  AT FISCAL YEAR END             OPTIONS AT FISCAL YEAR END (a)
                                                  ------------------             ------------------------------

                        SHARES
                       ACQUIRED   VALUE
                     IN EXERCISE  REALIZED     EXERCISABLE   UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                       --------   --------     -----------   -------------       -----------       -------------
                                                    #              #                  $                  $
James E. Moore          -----      -----         474,975        147,445            35,030              70,060

Robert A. Major         -----      -----         324,652        115,963            30,510              61,020

Glenn S. Goldman        -----      -----         176,095         95,050            27,872              55,747

Scott M. Mannes         -----      -----         176,095         95,050            27,872              55,747

Daniel J. Willett       -----      -----          59,791         52,709            14,666              29,333

(a) The 1999 year end value of the Company's Common Stock was $7.13. The dollar value shown in the table is calculated by determining the difference between the year end value of the Company's Common Stock and the exercise price of the option exercisable at year end.

                        OPTION GRANTS IN FISCAL YEAR 1999

         The following table shows all grants of options during the fiscal year ending March 31, 1999 to the executives of the Company named in the Summary Compensation Table for fiscal 1999. The options were granted under the Company's 1995 Long-Term Stock Incentive Plan (the "Stock Plan"). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table.

                                                                                        Potential Realizable Value at
                                            Individual Grants                              Assumed Annual Rates of
                   ----------------------------------------------------------------       Stock Price Appreciation
                                 % of Total Options                                          for Option Term (b)
                                     Granted to
                   # of Options     Employees in     Exercise Price      Expiration        -----------------------
     Name           Granted (a)    Fiscal Year 1999   ($ per share)         Date            5% ($)         10% ($)
                                                                                           -----------------------
James E. Moore        93,000             12.4%            $6.00            12/10/08        350,920         889,300

Robert A. Major       81,000             10.8%            $6.00            12/10/08        305,370         774,360

Glenn S. Goldman      74,000              9.8%            $6.00            12/10/08        278,980         707,440

Scott M. Mannes       74,000              9.8%            $6.00            12/10/08        278,980         707,440

Daniel J. Willett     50,000              6.6%            $6.25            12/18/08        196,500         498,000

    (a) Granted on December 10, 1998 to Messrs. Moore, Mannes, Major and Goldman and on December 18, 1998 to Mr. Willett. These options have a ten-year term, are subject to the individual's continued employment with the Company, and vest as follows: for Messrs. Moore, Mannes, Major and Goldman, 1/3 as of December 10, 1998, 1/3 as of December 10, 1999 and 1/3 as of December 10, 2000; and for Mr. Willett, 1/3 as of December 18, 1998, 1/3 as of December 18, 1999 and 1/3 as of December 18, 2000.

    (b) These values were calculated assuming a 5% and 10% annual appreciation of the price of the security at the time of the grant over the ten-year term of the option. The grant was made at an exercise price of $6.00 per share to Messrs. Moore, Major, Mannes and Goldman and $6.25 per share to Mr. Willett.

          PRESIDENT AND CHIEF EXECUTIVE OFFICER EMPLOYMENT ARRANGEMENT

         On July 20, 1999 the Company negotiated with Mr. Fishman a preliminary agreement outlining the terms and conditions of his employment. Included in that agreement was a signing bonus of $1,000,000 and an annual base salary of $750,000. Mr. Fishman will also be entitled to receive an annual incentive bonus, in an amount and subject to performance criteria, to be determined by the Compensation Committee of the Company's Board of Directors. Such bonus will be equal to a minimum of $750,000 and a maximum of three times Mr. Fishman's annual base salary. Mr. Fishman was also granted, subject to shareholder approvals, an option to purchase 3,000,000 shares of the Company. The agreement also contains a severance provision which entitles Mr. Fishman to three times his previous year's compensation (base salary and bonus) if terminated not for cause or if he leaves for a "good reason" (such as a change in control of the Company). His options will vest if severance is paid.

                              DIRECTOR COMPENSATION

         The Company's policy is not to pay any additional compensation to directors who are also employees of the Company and its subsidiaries. Non-employee directors of the Company (including officers of Continental Grain) receive a $23,000 annual fee for serving as a member of the Board of Directors, a $9,000 annual fee for attending all meetings of the Board of Directors in any fiscal year, a $3,000 annual fee for acting as a chairperson of a committee of the Board of Directors and a $1,000 committee per diem meeting fee. All non-employee directors who are employees of Continental Grain will transfer any fees paid to them to Continental Grain in accordance with Continental Grain's corporate policy.

         Under the Directors Retainer Fee Plan (the "Directors Plan"), a Director who is not an employee of the Company or an affiliate (an "Eligible Director") may elect to receive payment of all or any portion of his or her annual cash retainer and meeting fees (including fees for chairing committees) either currently, in cash or shares of Common Stock, or may elect to defer receipt of any such payment. Any deferral election must be made pursuant to an irrevocable election made six months in advance of the deferral.

         Deferrals are invested, at the election of the Eligible Director, in
(a) a stock unit account to which earnings are credited based on dividends payable with respect to shares of Common Stock, or (b) a cash account to which interest is credited annually at the prime rate as published in The Wall Street Journal prior to the beginning of each fiscal year of the Company. As elected by the Eligible Director, distributions are made on the first day of the month following the earliest to occur of the Director's (a) death, (b) disability or
(c) termination of service or retirement. Distributions made from an Eligible Director's stock unit account will be paid in a single payment in the form of shares of Common Stock (and cash representing any fractional share); distributions from an Eligible Director's cash account will be paid in a single cash payment or in up to 15 annual installments, at the election of the Eligible Director.

         The Directors Plan is administered by the Board of Directors. No rights granted under the Directors Plan are transferable other than pursuant to the laws of descent or distribution. The Directors Plan may be amended or terminated by the Board of Directors, provided that no amendment or termination may adversely affect any rights accrued prior to the date of amendment or termination and provided that any amendment for which stockholder approval is required by law or in order to maintain continued qualification of the Directors Plan under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, shall not be effective until such approval has been obtained. The aggregate number of shares authorized for issuance under the Directors Plan is 50,000. As of July 22, 1999, none had been issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth security ownership information regarding Common Stock as of July 9, 1999 by (a) each person who is known by the Company to own beneficially more than 5% of Common Stock, (b) each Director (which includes the two nominees for Director), (c) each of the executive officers named in the Summary Compensation Table appearing below (the "Summary Compensation Table") and (d) all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner is in care of ContiFinancial Corporation, 277 Park Avenue, New York, New York 10172.

Name of Beneficial Owner                  Shares of Common Stock     Percentage
------------------------                  ----------------------     ----------
Continental Grain Company (a)             36,283,421                 77.6%

Alan H. Fishman (b)                       1,500,000                  3.2%

James E. Moore (b)                        773,175                    1.6%

Robert A. Major (b)                       327,652                    (c)

Glenn S. Goldman (b)                      303,450                    (c)

Scott M. Mannes (b)                       304,450                    (c)

Daniel J. Willett (b)                     70,446                     (c)

Mark R. Baker (d)                         0                          N/A

Paul J. Fribourg (a) (d) (e)              37,000                     (c)

John W. Spiegel                           10,000                     (c)

Donald L. Staheli                         45,000                     (c)

John P. Tierney                           6,000                      (c)

Lawrence G. Weppler (d)                   1,000                      (c)

Michael J. Zimmerman (d)                  3,000                      (c)

All Directors and Executive Officers      4,617,523                  9.9%
as a Group (23 persons) (f)

(a) Michel Fribourg, members of his family and trusts and partnerships for their benefit beneficially own substantially all of the issued and outstanding voting stock of Continental Grain Company. Paul J. Fribourg is the son of Michel Fribourg.

(b) Included for Messrs. Moore, 298,100 shares; Goldman, 127,355 shares; Mannes, 128,355 shares; and Willett, 9,155 shares of "restricted" Common Stock and for Messrs. Fishman, 1,500,000 shares; Moore, 474,975 shares; Major, 324,652 shares; Goldman, 176,095 shares; Mannes, 176,095; and Willett, 59,791 shares of Common Stock issuable upon exercise of options. Does not include 1,974,308 shares of Common Stock issuable upon the exercise of options held by such officers not exercisable within 60 days of the date hereof.

(c)      Represents less than 1% of the Common Stock outstanding at July 9,
         1999.

(d) Messrs. Baker, Fribourg, Weppler and Zimmerman are officers of Continental Grain Company.

(e) By virtue of his position as Chairman, President and Chief Executive Officer of Continental Grain Company, Mr. Fribourg may be deemed to have beneficial ownership of the shares of the Company owned by Continental Grain Company. Mr. Fribourg disclaims beneficial ownership of such shares.

(f) Includes 1,006,602 shares of "restricted" Common Stock and 3,474,543 shares of Common Stock issuable upon the exercise of options. Does not include 2,269,203 shares of Common Stock issuable upon the exercise of options not exercisable within 60 days of the date hereof.

         The shares of Common Stock beneficially owned by Continental Grain Company ("Continental Grain") constitute approximately 78% of the shares of Common Stock entitled to vote at the Annual Meeting. Continental Grain has indicated to the Company that it intends to vote all such shares of Common Stock "FOR" the election of Directors of each of the Company's nominees named below, "FOR" the approval of the Amendments to the Company's 1995 Long-Term Stock Incentive Plan, "FOR" the approval of the Performance Goal and "FOR" the ratification of the appointment of Arthur Andersen LLP as independent accountants for the Company.

Item 13. Certain Relationship and Related Transactions.

         Continental Grain is the Company's largest stockholder, currently owning approximately 78% of the Company's outstanding Common Stock. Continental Grain effectively has voting control on all matters submitted to stockholders, including the election of directors and the approval of extraordinary corporate transactions. Five of the directors of the Company are current or former officers of Continental Grain and such directors constitute a majority of the Board of Directors.

         Continental Grain is able to elect all of the directors of the Company and to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval.

         The following are summaries of the various agreements between the Company (or one of its wholly-owned subsidiaries) and Continental Grain (or one of its subsidiaries), which summaries are qualified in their entirety by reference to such agreements.

         The Company has adopted a policy that all material agreements entered into following the initial public offering in February 1996 (the "IPO") between the Company and Continental Grain and its affiliates will be reviewed and passed on for fairness by the Independent Directors Committee.

INDEMNIFICATION AGREEMENT

         Continental Grain and the Company have entered into an indemnification agreement (the "Indemnification Agreement"). Subject to certain exceptions, the Indemnification Agreement places financial responsibility for the liabilities related to the business of the Company and its subsidiaries with the Company and financial responsibility for the liabilities related to the business of Continental Grain and its other subsidiaries with Continental Grain. Under the Indemnification Agreement, each of Continental Grain and the Company indemnifies the other in the event of certain liabilities, including liabilities under the Securities Act of 1933 or the Securities Exchange Act of 1934. The Company is not aware of any material payments that it will be required to make, or that it may be entitled to receive, under the Indemnification Agreement. No amounts were paid under the Indemnification Agreement in fiscal 1999.

TAX SHARING AGREEMENT

         Effective June 4, 1997, upon the completion of the Company's primary offering of common stock, Continental Grain's percentage ownership of the Company was reduced from approximately 81% to approximately 75%. Consequently, from that date, the Company was no longer included in Continental Grain's consolidated U.S. Federal tax return. The Company continues to file certain consolidated or combined state returns with Continental Grain. With respect to the periods prior to the June 4, 1997 offering, the Company's Federal taxes were determined in accordance with the tax sharing agreement (the "Tax Sharing Agreement") between the Company and Continental Grain. On February 14, 1996 the Company and Continental Grain entered into the Tax Sharing Agreement which (a) defined their respective rights and obligations with respect to Federal, state, local and all other taxes for all taxable periods both prior to and after the IPO and (b) governed the conduct of all audits and other tax controversies relating to the Company.

         Pursuant to the Tax Sharing Agreement, the Company was charged or credited, as applicable, for its state and Federal income tax liabilities or refunds that would have been payable or received by the Company for such year, or portion thereof, determined as if the Company had filed separate state and Federal income tax returns computed in accordance with prevailing state and Federal income tax laws and regulations as applied to the Company as if it were a separate taxpayer. Under the Tax Sharing Agreement, the Company accrued a $8.7 million tax payable due to Continental Grain in fiscal 1999. The Company paid this amount to Continental Grain subsequent to the end of fiscal year 1999.

EMPLOYEE BENEFIT ALLOCATION AGREEMENT

         On February 14, 1996, Continental Grain and the Company entered into an employee benefits allocation agreement (the "Employee Benefits Allocation Agreement") which permitted the Company's employees to continue to participate in the Continental Grain employee benefit plans. The cost of the Company's employees' participation in these programs was allocated to the Company based on the actual cost of benefit accruals and an allocated cost of administration of the plans and overhead. Effective April 1, 1998, the Company discontinued its participation in the Continental Grain health care plan and obtained independent coverage, and effective July 1, 1998, the Company discontinued participation in the Continental Grain pension plan.

SERVICES AGREEMENT

         Pursuant to an agreement between Continental Grain and the Company (the "Services Agreement"), Continental Grain provides the Company certain corporate services, including treasury administration, risk management, internal audit, Federal and state tax (including payroll) administration, management information and communications support services, public affairs, and facilities management through March 31, 1999 and from year to year thereafter unless terminated by either party upon 90 days' prior written notice. The costs for services provided pursuant to the Services Agreement are based on Continental Grain's costs for providing such services attributable to the Company. The Company paid or accrued $2.1 million for such services (which does not include the guarantee fees described in the next paragraph) in fiscal 1999.

         The Services Agreement also provides that Continental Grain may, but is not obligated to, provide guarantees of obligations due third parties. For these guarantees, the Company will pay Continental Grain annual fees of (a) 0.05% of the daily average of the utilized sale capacity under any loan or purchase and sale facility guaranteed by Continental Grain; (b) 0.25% of the (i) daily average amount at risk to Continental Grain under any excess spread receivables (which represent interest-only and residual certificates received upon the completion of a securitization) or similar structured sale of excess spread receivables guaranteed by Continental Grain; (ii) daily average amount of the outstanding debt under any loan agreements or other debt instruments guaranteed by Continental Grain; and (iii) annual average amount remaining to be paid by the Company under any leases and other payment obligations guaranteed by Continental Grain and not described in clauses (i) and (ii) of this sub-clause (b); (c) 0.005% of the amount of proceeds received by the Company in any underwriting agreement guaranteed by Continental Grain; and (d) with respect to any other indemnification and performance obligations guaranteed by Continental Grain, 0.25% of the lesser of (i) the daily average of the maximum amount payable by the Company under such indemnity or performance obligation and (ii) the amount of proceeds received by the Company in the related transaction. Any guarantee fee ceases to be payable when the Company is no longer legally required to make any such indemnification or performance payment. The Company paid or accrued $164,500 in guarantee fees for such services in fiscal 1999.

         Pursuant to the Services Agreement, the Company has agreed that if, and at such time when, Continental Grain owns less than 20% of the voting stock of the Company, the Company will, at the request of Continental Grain, change the names of the Company and its subsidiaries to names that are not the same as, or confusingly similar to, Continental Grain's current corporate name, including eliminating the term "Conti" from such names.

         Finally, the Services Agreement provides that the Company may request Continental Grain to provide such other corporate services as it routinely provides to other subsidiaries and divisions.

SUBSERVICING AGREEMENT

         On November 1, 1998, the Company's largest home equity lending subsidiary, ContiMortgage Corporation ("ContiMortgage"), and two other subsidiaries of the Company entered into a subservicing agreement (the "Subservicing Agreement") with Continental Grain and Manufacturers and Traders Trust Company (the "Trustee"). Pursuant to the Subservicing Agreement, Continental Grain, as subservicer, agrees to advance to the Trustee on each monthly remittance date an amount equal to the delinquency advance, if any, that is required to be made by ContiMortgage under certain agreements relating to ContiMortgage's securitizations, but not in excess of $85 million of aggregate outstanding advances. ContiMortgage is obligated to pay a subservicing fee to Continental Grain as compensation for this service, which subservicing fee totaled $582,000 in fiscal 1999.

         In June 1999, Continental Grain extended a short-term warehouse financing facility to the Company for a maximum amount of $60 million. Availability under the facility is subject to a combined maximum amount of $85 million of this facility and the servicer advances facility under the Subservicing Agreement.

SUBLEASE

         The Company and Continental Grain have entered into a sublease agreement (the "Sublease") pursuant to which the Company subleases from Continental Grain office space at 277 Park Avenue, New York, New York. The Company occupies approximately one and a third floors of space leased from Continental Grain. Under the terms of the Sublease, the Company pays Continental Grain its costs for the office space. As a subtenant, the Company assumes its proportionate share of the additional rental expenses paid by Continental Grain as a lessee under the terms of its lease. The term of the Sublease extends through February 28, 2000. The Company paid $1.3 million to Continental Grain under its sublease arrangements in fiscal 1999.

REGISTRATION RIGHTS

         Under a Common Stock Registration Rights Agreement (the "Common Stock Registration Rights Agreement") between the Company and Continental Grain, the Company has granted Continental Grain the right to require the Company to register shares of Common Stock held by Continental Grain for sale in accordance with Continental Grain's intended method of disposition thereof (a "demand registration"). Continental Grain may require up to six such demand registrations, with no more than one every six months. Additionally, the Company has granted to Continental Grain the right, subject to certain exceptions, to participate in registrations of Common Stock initiated by the Company on its own behalf or on behalf of its stockholders (a "piggy-back registration"). The Company is required to pay expenses (other than underwriting discounts and commissions) incurred by Continental Grain in connection with the demand and piggy-back registrations. Subject to certain limitations specified in the Common Stock Registration Rights Agreement, Continental Grain's registration rights are assignable to third parties. The Common Stock Registration Rights Agreement contains indemnification and contribution provisions by the Company for the benefit of Continental Grain and permitted assigns and their related persons.

WITHHOLDING TAX LOAN PROGRAM

         The Company has granted "restricted" Common Stock (the "Restricted Stock") and options to purchase Common Stock (the "Options") to its key officers and managers under the Stock Plan. In order to facilitate the continued ownership of such Restricted Stock and Options by those key officers following vesting, the Company implemented a withholding tax loan program to allow such officers to borrow funds from the Company to pay for a portion of the withholding taxes due upon the vesting of the Restricted Stock and Options.

         The following list sets forth those directors and executive officers of the Company who have received such loans in amounts over $60,000. It includes the largest aggregate amount of the loan outstanding at any time during fiscal year 1999 and the amount of the loan outstanding or committed as of June 30, 1999. Interest charged on each loan is equal to one-month LIBOR plus 1.25%. Loans were made on March 14, 1996, March 14, 1997, March 31, 1997, March 31, 1998 and March 31, 1999.

                                                         Largest Amount               Amount Outstanding
                                                         Outstanding During           as
Name                         Title                       Fiscal Year 1999 ($)         of June 30, 1999 ($)
----                         -----                       --------------------         --------------------
James E. Moore               President, Chief Executive  857,858                      857,858
                             Officer and Director

Glenn S. Goldman             Executive Vice President    456,610                      456,610

Scott M. Mannes              Executive Vice President    600,109                      0

Peter Abeles                 Senior Vice President       189,093                      189,093

Robert J. Babjak             Senior Vice President       177,245                      177,245

A. John Banu                 Senior Vice President       303,552                      303,552

Michael J. Festo             Senior Vice President -     60,000                       60,000
                             Human Resources

Jerome M. Perelson           Senior Vice President       121,819                      0

Debra J. Huddleston          Vice President - Internal   119,918                      119,918
                             Audit

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, ContiFinancial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTIFINANCIAL CORPORATION


                           By: /s/ ALAN H. FISHMAN
                              -----------------------------------------------
                                Alan H. Fishman
                               President, Chief Executive Officer and Director
                           Date: July 29, 1999

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                Title                               Date
      ---------                                -----                               ----

/s/ ALAN H. FISHMAN                President, Chief Executive Officer          July 29, 1999
------------------------------        and Director (Principal Executive
    Alan H. Fishman                   Officer)


/s/ FRANK W. BAIER                 Senior Vice President and Chief             July 29, 1999
------------------------------        Financial Officer (Principal
Frank W. Baier                        Financial Officer)


/s/ DANIEL J. EGAN                 Senior Vice President and Principal         July 29, 1999
------------------------------        Accounting Officer
Daniel J. Egan


           *                       Director and Chairman of the Board          July 29, 1999
------------------------------
Mark R. Baker


           *                       Director                                    July 29, 1999
------------------------------
Paul J. Fribourg


           *                       Director                                    July 29, 1999
------------------------------
John W. Spiegel


           *                       Director                                    July 29, 1999
------------------------------
Donald L. Staheli


           *                       Director                                    July 29, 1999
------------------------------
John P. Tierney


           *                       Director                                    July 29, 1999
------------------------------
Lawrence G. Weppler




           *                       Director                                    July 29, 1999
------------------------------
Michael J. Zimmerman


* By: /s/ ALAN L. LANGUS
      ------------------------
          Alan L. Langus
          Attorney-In-Fact