Form 10-K/A
period 1999-03-31
CONTIFINANCIAL CORP
filed 1999-07-30
CIK 1002130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 3

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

The undersigned registrant hereby files this Amendment No. 3 to its Form 10-K to file Financial Statement Schedule II -- Valuation and Qualifying Accounts and to file the related Report of Independent Public Accountants.

                                    Part IV:

Item 14(a)(2) Financial Statement Schedule:

                 Report of Independent Public Accountants*
                 Schedule II -- Valuation and Qualifying Accounts*


--------
*filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
And Stockholders of
ContiFinancial Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ContiFinancial Corporation (a Delaware corporation) and its subsidiaries' Form 10K, and have issued our report thereon dated July 14, 1999. Our report on the consolidated financial statements includes a qualification paragraph noting that, as discussed in Note 1 to the consolidated financial statements, the Company incurred a significant operating loss in fiscal 1999 and suffered a critical loss of liquidity that raises substantial doubt about its ability to continue as a going concern. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                 /s/ ARTHUR ANDERSEN LLP
                                                 -------------------------------



New York, New York
July 14, 1999

Schedule II.

ContiFinancial Corporation
Schedule II - Valuation and Qualifying Accounts
Years Ended March 31, 1999, 1998 and 1997

                                                                               Additions               Deductions:
                                             Balance at      ---------------------------------------    Reversals         Balance
                                             Beginning       Acquired from     Charged to                  and            at End
Description                                   of Year         Acquisitions      Expenses       Other   Charge-offs        of Year
Year Ended March 31, 1999:

Allowance for loan losses                      2,685                --           6,215(a)         --      (1,536)          7,364

Reserves against:
     Other receivables                            --                --          21,304(b)        192      (3,652)         17,844
     Due from affiliates                          --                --          70,617(b)         --     (19,592)         51,025

Accrued severance                                 --                --           6,892(b)         --      (2,946)          3,946

Accrued exit costs (other than severance)         --                --           5,764(b)         --      (3,250)          2,514

Accrual for other restructing costs               --                --           4,927(b)         --      (2,063)          2,864

Year Ended March 31, 1998:

Allowance for loan losses                      3,747               654           5,668(a)         --      (7,384)          2,685


Year Ended March 31, 1997:

Allowance for loan losses                      1,824             1,547           3,043(a)         --      (2,667)          3,747



(a) Reflected as Provision for loan losses on the Consolidated Statements of Income

(b) Reflected as Other charges on the Consolidated Statements of Income:
    Total of (b) above                                                         109,504
    Amount reflected as Other Charges on the Consolidated Statements of
     Income relating to impairment of Equity investments in unconsolidated
     subsidiaries                                                               38,117
                                                                               -------
    Other Charges as reflected on the Consolidated Statements of Income        147,621
                                                                               =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, ContiFinancial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTIFINANCIAL CORPORATION


                           By:  /s/ Alan H. Fishman
                                -----------------------------------------------
                                Alan H. Fishman
                                President, Chief Executive Officer and Director
                                Date: July 30, 1999

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

     Signature                                           Title                                             Date
     ---------                                           -----                                             ----
/s/ Alan H. Fishman                           President, Chief Executive Officer                       July 30, 1999
---------------------------                   and Director (Principal Executive
Alan H. Fishman                               Officer)


/s/ Frank W. Baier                         Senior Vice President and Chief                             July 30, 1999
---------------------------                   Financial Officer (Principal
Frank W. Baier                                Financial Officer)


/s/ Daniel J. Egan                         Senior Vice President and Principal                         July 30, 1999
---------------------------                   Accounting Officer
Daniel J. Egan


           *                               Director and Chairman of the Board                          July 30, 1999
---------------------------
Mark R. Baker


           *                               Director                                                    July 30, 1999
---------------------------
Paul J. Fribourg


           *                               Director                                                    July 30, 1999
---------------------------
John W. Spiegel


           *                               Director                                                    July 30, 1999
---------------------------
Donald L. Staheli


           *                               Director                                                    July 30, 1999
---------------------------
John P. Tierney


           *                               Director                                                    July 30, 1999
---------------------------
Lawrence G. Weppler


           *                               Director                                                    July 30, 1999
---------------------------
Michael J. Zimmerman


*By: /s/ Alan Langus
    -----------------------
    Alan Langus
    Attorney-In-Fact