Form 10-Q
period 1999-06-30
CONTIFINANCIAL CORP
filed 1999-08-23
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________to__________

                                     1-14074

                            (Commission File Number)

                           ContiFinancial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         13-3852588
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

277 Park Avenue
New York, New York                                              10172
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (212) 207-2800
                                                       -------------------------

                                    no change
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The Company had 46,747,370 shares of common stock outstanding as of August 10, 1999.

                           ContiFinancial Corporation

                                Table of Contents
                                -----------------

                                     PART I

                                                                           Page
                                                                           ----

 Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheets ...................................    3
            Consolidated Statements of Operations .........................    4
            Condensed Consolidated Statements of Cash Flows ...............    5
            Notes to Unaudited Condensed Consolidated Financial Statements     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

            Recent Developments, Financial Results and Liquidity ..........   15
            Selected Financial Data .......................................   18
            Results of Operations .........................................   20
            Liquidity and Capital Resources ...............................   23
            Year 2000 .....................................................   25
            Forward-looking Statements ....................................   26
 Item 3. Quantitative and Qualitative Disclosures About Market Risk .......   27

                                    PART II

 Item 1. Legal Proceedings ................................................   29
 Item 6. Exhibits and Reports on Form 8-K .................................   29

 Signatures ...............................................................   30

                           CONTIFINANCIAL CORPORATION
       Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999
                        (in thousands, except share data)
                                  (unaudited)

                                                                                        June 30,      March 31,
                                                                                          1999          1999
                                                                                     -----------    -----------
                                     Assets
                                     ------
 Cash and cash equivalents .......................................................   $    58,646    $   112,839
 Restricted cash .................................................................         9,728          4,072
 Receivables held for sale:
    Receivables held for sale ....................................................       377,079      1,089,410
    Allowance for loan losses ....................................................        (4,773)        (7,364)
                                                                                     -----------    -----------
 Receivables held for sale, net ..................................................       372,306      1,082,046
 Other receivables ...............................................................       129,670         95,984
 Due from affiliates .............................................................         2,349         53,680
 Interest-only and residual certificates .........................................       561,372        722,012
 Capitalized servicing rights ....................................................        94,121        105,273
 Premises and equipment, net of accumulated depreciation of  $12,002 and $13,454
    as of  June 30, 1999 and March 31, 1999, respectively ........................        21,205         23,792
 Cost in excess of equity acquired ...............................................        15,572         85,388
 Equity investments in unconsolidated subsidiaries ...............................         5,660          4,978
 Taxes receivable ................................................................          --           13,024
 Other assets ....................................................................        38,606         52,076
                                                                                     -----------    -----------
          Total assets ...........................................................   $ 1,309,235    $ 2,355,164
                                                                                     ===========    ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

 Liabilities:
 Accounts payable ................................................................   $    74,051    $    90,412
 Receivables sold under agreements to repurchase .................................       118,620        804,524
 Due to affiliates ...............................................................           139          8,918
 Short-term debt .................................................................       420,116        512,797
 Taxes payable ...................................................................         6,794           --
 Long-term debt ..................................................................       699,221        699,225
 Other liabilities ...............................................................        17,902         31,316
                                                                                     -----------    -----------
          Total liabilities ......................................................     1,336,843      2,147,192
                                                                                     -----------    -----------
 Commitments and contingencies
 Minority interest in subsidiaries ...............................................         4,707          4,721
 Stockholders' equity (deficit):
    Preferred stock (par value $0.01 per share; 25,000,000 shares authorized; none
       issued at June 30, 1999 and March 31, 1999) ...............................          --             --
    Common stock (par value $0.01 per share;  250,000,000 shares authorized;
       47,657,539 shares issued at June 30, 1999 and March 31, 1999) .............           477            477
    Paid-in capital ..............................................................       398,209        398,209
    Accumulated deficit ..........................................................      (401,018)      (163,301)
    Treasury stock (910,169 shares of common stock, at cost, at June 30, 1999 and
       March 31, 1999) ...........................................................       (25,106)       (25,106)
    Deferred compensation ........................................................        (4,877)        (7,028)
                                                                                     -----------    -----------
          Total stockholders' equity (deficit) ...................................       (32,315)       203,251
                                                                                     -----------    -----------
          Total liabilities and stockholders' equity .............................   $ 1,309,235    $ 2,355,164
                                                                                     ===========    ===========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Consolidated Statements of Operations
                for the three months ended June 30, 1999 and 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                               Three Months Ended
                                                                    June 30,
                                                          ----------------------------
                                                               1999            1998
                                                          ------------    ------------
Gross income (loss):
   Gain (loss) on sale of receivables .................   $   (108,951)   $     37,572
   Interest ...........................................         52,189          71,980
   Net servicing income ...............................         12,907          26,720
   Gain on sale of subsidiary (Note 5) ................         22,121            --
   Other income .......................................          3,013           5,844
                                                          ------------    ------------
         Total gross income (loss) ....................        (18,721)        142,116
                                                          ------------    ------------

Expenses:
   Compensation and benefits ..........................         51,056          43,324
   Interest ...........................................         42,666          55,382
   Provision for loan losses ..........................          1,953             722
   General and administrative .........................         43,138          32,511
   Other charges (Note 3) .............................         69,929            --
                                                          ------------    ------------
         Total expenses ...............................        208,742         131,939
                                                          ------------    ------------
Income (loss) before income taxes and minority interest       (227,463)         10,177
Provision for income taxes (Note 6) ...................         10,268           4,101
                                                          ------------    ------------
Income (loss) before minority interest ................       (237,731)          6,076
Minority interest in earnings (losses) of subsidiaries             (14)             56
                                                          ------------    ------------
         Net income (loss) ............................   $   (237,717)   $      6,020
                                                          ============    ============

Basic earnings (loss) per common share ................   $      (5.12)   $       0.13
                                                          ============    ============

Diluted earnings (loss) per common share ..............   $      (5.12)   $       0.13
                                                          ============    ============

Basic weighted average number of shares outstanding ...     46,448,688      46,685,863
                                                          ============    ============

Diluted weighted average number of shares outstanding .     46,448,688      47,226,533
                                                          ============    ============

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                   June  30,
                                                                            ------------------------
                                                                               1999         1998
                                                                            ---------    ---------
Net cash provided by (used in) operating activities .....................   $   6,427    $(215,290)
                                                                            ---------    ---------
 Cash flows from investing activities:
       Proceeds from sale of majority-owned subsidiary, net (Note 5) ....      34,196           --
       Acquisitions of majority-owned subsidiaries (net of cash acquired)        (735)     (21,595)
       Acquisitions of minority-owned subsidiaries ......................          --         (366)
       Purchase of premises and equipment, net ..........................      (1,524)      (3,511)
       Other, net .......................................................         199           --
                                                                            ---------    ---------
          Net cash provided by (used in) investing activities ...........      32,136      (25,472)
                                                                            ---------    ---------

 Cash flows from financing activities:
       Decrease in short-term debt ......................................     (92,756)     (24,678)
       Increase in long-term debt .......................................          --      199,778
       Debt issuance costs ..............................................          --      (11,658)
       Repurchase of common stock .......................................          --      (19,632)
       Other, net .......................................................          --           55
                                                                            ---------    ---------

          Net cash provided by (used in) financing activities ...........     (92,756)     143,865
                                                                            ---------    ---------
 Net decrease in cash and cash equivalents ..............................     (54,193)     (96,897)
 Cash and cash equivalents at beginning of  period ......................     112,839      173,588
                                                                            ---------    ---------
 Cash and cash equivalents at end of period .............................   $  58,646    $  76,691
                                                                            =========    =========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999
                (in thousands, except share data and where noted)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ContiFinancial Corporation and its majority-owned subsidiaries (collectively, "ContiFinancial" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operations. Actual results could differ from these estimates. In addition, results for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "Annual Report"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  RECENT DEVELOPMENTS, FINANCIAL RESULTS AND LIQUIDITY

In fiscal 1999 and continuing in the first quarter of fiscal 2000 the Company has incurred significant losses. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern.

The Company's operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first quarter of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates
(securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

While the Debt Crisis abated for other sectors of the economy in fiscal 1999, its impact and subsequent repercussions continued to affect the "sub-prime" industry in which the Company operates. The sudden and significant loss of liquidity experienced throughout the industry, occurring within the context of increasing market skepticism about the quality of earnings reported under "gain-on-sale accounting", intensified capital market concerns about the industry and severely curtailed access to the capital markets as a source of new liquidity.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

In order to attempt to strengthen the Company's ability to operate in this difficult environment, in the last quarter of fiscal 1999, the Company began to search for an investor who could contribute additional equity capital to the Company or a buyer who would be interested in purchasing the Company's business.

On May 14, 1999, the Company signed an indication of interest letter with Residential Funding Corporation ("RFC") under which RFC indicated its interest in acquiring all of the outstanding common stock of the Company. On July 2, 1999, a second indication of interest letter was signed with RFC, again for the acquisition of all of the outstanding common stock of the Company, but on revised business terms. Definitive documentation for the acquisition was then negotiated with RFC. On July 14, 1999, just prior to the expected signing of the definitive documentation, RFC informed the Company that it had determined not to proceed with the acquisition.

In light of the failure to consummate the transaction with RFC, and with the impending expiration of certain of the Company's credit facilities, the Company's Board of Directors hired Mr. Alan Fishman as the new Chief Executive Officer of the Company on July 20, 1999.

Following a review of the Company's situation, Mr. Fishman and other senior members of the Company's management determined they should pursue a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities and then recommencing the search for an equity investor in the Company or a buyer of the Company's business.

Pursuant to the Restructuring Plan, in August 1999, the Company entered into a definitive agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), a subsidiary of Greenwich Capital Markets, Inc., to provide ContiFinancial with a $500 million revolving servicing-released whole loan purchase facility with a maximum aggregate purchase commitment of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich also will provide a warehouse facility of up to $250 million on a revolving basis. This facility also expires on March 31, 2000. In addition to the two facilities, Greenwich also agreed to underwrite, by the end of August 1999, an approximately $800 million securitization of home equity loans currently funded under ContiFinancial's warehouse facilities. It is intended that these arrangements with Greenwich will provide the Company with the necessary warehouse financing to support the reduced amount of originations contemplated as the Restructuring Plan is being implemented.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the termination of approximately 30% of the Company's employees in order to achieve the strategic goals of focusing the Company's origination on the channels with the greatest potential and reducing the overall size of the Company. See Note 9.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The interest rate on each facility remains at LIBOR plus 300 basis points.

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being well underway, the Company now plans to recommence its search for a new equity investor or buyer of the Company's business.

During this upcoming period, the Company expects that it will be cash flow negative and will operate at a loss. The Company's operations during this period are dependent on the continued availability of the Bank Facilities and the warehouse financing under the Greenwich arrangements as well as the subservicing agreement with ContiGroup Companies, Inc., formerly Continental Grain Company. In addition, the Company's cash reserves may not be sufficient to meet the Company's cash needs during this period. There can be no assurance that an equity investor or buyer of the Company's operations can be found on a timely basis.

As a result of these developments described above, the Company has determined that the carrying value of Cost in excess of equity acquired on the Company's balance sheet has been impaired and should be written-down (see Note 3 and Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company has also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss severities were increased, resulting in a fair value adjustment to interest-only and residual certificates (see Note 4 and Management's Discussion and Analysis of Financial Condition and Results of Operations).

For the three months ended June 30, 1999, the Company incurred a net loss of $237.7 million, primarily due to the fair value adjustment to interest-only and residual certificates and the write-down of Cost in excess of equity acquired as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $32.3 million.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

3.  OTHER CHARGES

Other charges included in the Company's Consolidated Statements of Operations for the three months ended June 30, 1999 consisted of the following:

                                                           Three Months
                                                              Ended
                                                           June 30, 1999
                                                           -------------

           Write-down of cost in excess of equity acquired   $59,953
           Restructuring charges .........................     7,842
           Other .........................................     2,134
                                                             -------
               Total .....................................   $69,929
                                                             =======

Based on the recent developments discussed in Note 2, management made a determination that the carrying value of Cost in excess of equity acquired related to most of the Company's operations had been completely impaired and appropriate write-downs had to be recorded.

The restructuring charges of $7.8 million primarily represent legal and consulting fees related to restructuring.

4.  INTEREST-ONLY AND RESIDUAL CERTIFICATES

Interest only and residual certificates (also referred to as excess spread receivables or ESR) represents the present value of the estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. At June 30, 1999 and March 31,1999, the Company's ESR portfolio consisted of the following:

                                                           June 30,   March 31,
                                                            1999       1999
                                                          --------   --------
                                                             (in thousands)
   Home equity:
       ContiMortgage/ContiWest ........................   $499,101   $611,320
       Other servicers ................................     20,967     24,800
                                                          --------   --------
          Total home equity ...........................    520,068    636,120
   Home improvement ...................................     22,130      4,046
   Commercial real estate .............................      6,164      6,263
   Auto ...............................................      7,301     69,804
   Other ..............................................      5,709      5,779
                                                          --------   --------
          Total ESR portfolio .........................   $561,372   $722,012
                                                          ========   ========

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

The changes in ESR from March 31, 1999 to June, 30, 1999 are presented in the table below:

         Interest-only and residual certificates (in thousands):
         -------------------------------------------------------

         Balance as of March 31, 1999 ...................   $ 722,012
            New securitizations .........................      17,773
            ESR received in Empire asset swap ...........      17,964
            Net cash distributions from REMICs and trusts     (18,200)
            Sale of subsidiary ..........................     (61,249)
            Accruals of interest income .................      12,178
            Clean-up call on previously sold ESR ........      22,076
            Fair value adjustments ......................    (151,182)
                                                            ---------
         Balance as of June 30, 1999 ....................   $ 561,372
                                                            =========

In accordance with SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", the Company continues to classify ESR as "trading securities". As such, they are carried at fair value in the Consolidated Balance Sheets. Unrealized changes in ESR fair value are included in Gain (loss) on sale of receivables on the accompanying Consolidated Statements of Operations in the period of the change.

The Company has, from time to time, completed sales of ESR as either sales with limited recourse or Net Interest Margin Securities ("NIMS") sales. Nevertheless, there is only a limited market for the sale of ESR. Consequently, the Company estimates the fair value of ESR through the application of a discounted cash flow analysis, which requires the use of various assumptions.

A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions, and prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). In determining the fair value of the ContiMortgage/ContiWest ESR portfolio as of June 30, 1999, the Company's weighted average estimated future CPR was 28.7% as compared to 28.3% at March 31, 1999.

Another significant factor that is considered in estimating the fair value of ESR is the estimate of future credit losses. As credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. For the three months ended June 30, 1999, the Company recorded fair value write-downs of $151.2 million on Interest-only and residual certificates, primarily reflecting increased estimates of credit losses in the ContiMortgage/ContiWest portfolio. Aggregate lifetime credit losses (historical plus future) as a percentage of the original pool balances for the ContiMortgage/ContiWest ESR portfolio was estimated to be 3.50% at June 30, 1999 as compared to 2.91% at March 31, 1999. Based on developments during the quarter ended June 30, 1999 as discussed in Note 2, management made a determination that the Company most likely would not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss severities were increased, resulting in a fair value adjustment to interest-only and residual certificates of $151.2 million.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

The Company determines the discount rate used in estimating fair value by selecting a rate that it believes is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, losses and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk. The future cash flows estimated as of June 30, 1999 and March 31, 1999, taking into consideration estimated prepayment rates and credit losses, were discounted at 12% to arrive at the fair value amounts presented in the accompanying Consolidated Balance Sheets.

Assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results. Both the amount and timing of estimated ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayment speeds or credit losses in future periods were to be higher than the assumptions used in the Company's fair value estimate, or if the estimated market discount rate were to increase, the ESR carrying value would have to be written down through a charge to earnings, which could cause the Company to report losses in future periods. Given the size of ContiMortgage/ContiWest's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on the ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine fair value for the ContiMortgage/ContiWest related ESR while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions are not linear. As of June 30, 1999, changes in the assumptions would have approximately the following impact on fair value:

        Factor                      Change                  Fair value impact
        ------                      ------                  -----------------

        Annual CPR                  +100 basis points       $(26 million)
        Annual  CPR                 -100 basis points       $ 27 million
        Lifetime credit losses      +  10 %                 $(61 million)
        Lifetime credit losses      -  10 %                 $ 78 million
        Discount rate               +100 basis points       $(27 million)
        Discount rate               -100 basis points       $ 29 million

5.  GAIN ON SALE OF SUBSIDIARY

On June 11, 1999, the Company sold its interest in its wholly-owned subsidiary, Triad Financial Corporation ("Triad") to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain of approximately $22 million and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

6.  TAXES

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the entire amount of the net deferred tax asset since it is more likely than not that the net deferred tax asset will not be realized.

Due to the Company's ownership of REMIC residual certificates, the Federal tax provision for the three months ended June 30, 1999 is based on excess inclusion generated by the ownership of these certificates.

7.  EARNINGS PER SHARE

The following  table  presents a  reconciliation  of basic and diluted  earnings
(loss) per common share.

                                                            Three months ended
                                                                 June 30,
                                                            --------------------
                                                            1999            1998
                                                            ----            ----
Net income (loss) ...................................   $   (237,717)   $     6,020
                                                        ============    ===========
Basic weighted average number of shares outstanding .     46,448,688     46,685,863
Adjustments for dilutive shares outstanding:
   Restricted shares ................................           --           55,235
   Options ..........................................           --          485,435
Diluted weighted average number of shares outstanding     46,448,688     47,226,533
                                                        ============    ===========
Earnings (loss) per common share:
   Basic ............................................   $      (5.12)   $      0.13
                                                        ============    ===========
   Diluted ..........................................   $      (5.12)   $      0.13
                                                        ============    ===========

For the three months ended June 30, 1999, diluted loss per share equals basic loss per share, as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in the quarter. Options to purchase 296,000 shares of common stock at a weighted average exercise price of $31.78, outstanding during the three months ended June 30, 1998, were not included in the computation of diluted earnings per share, as they were antidilutive.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

8.  DEBT

Short-term and long-term debt at June 30, 1999 and March 31, 1999 consisted of the following:

                                                              June 30,  March 31,
                                                               1999       1999
                                                             --------   --------
Short-term debt:
   Commercial paper ......................................   $256,798   $312,477
   Revolving Credit Facility .............................    163,000    200,000
   Current portion of long-term debt .....................        318        320
                                                             --------   --------
Total short-term debt ....................................   $420,116   $512,797
                                                             ========   ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003   $299,434   $299,405
   7 1/2% Senior Notes, $200 million face amount, due 2002    199,582    199,547
   8 1/8% Senior Notes, $200 million face amount, due 2008    199,796    199,792
   Capitalized lease .....................................        409        481
                                                             --------   --------
Total long-term debt .....................................   $699,221   $699,225
                                                             ========   ========

As of December 31, 1998 and continuing through June 30, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. As of December 31, 1998, the Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. These Repurchase Agreements were again amended as of March 31, 1999. One agreement was amended to remove all financial covenants through August 20, 1999, while the other removed the financial covenants to the July 1, 1999 maturity date of the facility. Subsequent to June 30, 1999, one Repurchase Agreement matured and was not extended while the other was replaced with a new facility that does not include any financial covenants.

                           CONTIFINANCIAL CORPORATION
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                (in thousands, except share data and where noted)

As of December 31, 1998, amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities were amended to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad. On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements as of June 30, 1999. As part of the December amendments to the Revolving Credit Facility, the Company had agreed to prepay the Revolving Credit Facility on August 20, 1999, which made the Revolving Credit Facility coterminous with the Commercial Paper Program. As part of the March amendments, the interest rates of the Revolving Credit Facility and the Commercial Paper Program were increased to LIBOR plus 300 basis points.

On  August  19,  1999,  the  Company  agreed  with the  lenders  under  its Bank
Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The interest rate on each facility remains at LIBOR plus 300 basis points.

9.  SUBSEQUENT EVENTS

In August 1999, the Company began the implementation of a workforce reduction plan which will result in the termination of approximately 30% of the Company's employees in order to achieve the strategic goals of the Company's restructuring plan as discussed in Note 2.

Effective in July 1999 and August 1999, the Company established the CFN and CMC 1999 Retention Bonus Plans (the "Plans") for the purpose of retaining the valuable services of the Company's key employees through certain dates. In order to guarantee payment under the Plans, the Company established and funded irrevocable Trusts in the amount of $16.1 million.

Severance for terminated employees under the workforce reduction plan and charges related to the Plans are approximately $7.2 million and $16.1 million, respectively, and will be recorded in the second quarter of fiscal 2000.

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

Recent Developments, Financial Results and Liquidity

In fiscal 1999 and continuing in the first quarter of fiscal 2000 the Company has incurred significant losses. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern (see Note 2 to the Consolidated Financial Statements).

The Company's operations were significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first quarter of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates
(securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

While the Debt Crisis abated for other sectors of the economy in fiscal 1999, its impact and subsequent repercussions continued to affect the "sub-prime" industry in which the Company operates. The sudden and significant loss of liquidity experienced throughout the industry, occurring within the context of increasing market skepticism about the quality of earnings reported under "gain-on-sale accounting", intensified capital market concerns about the industry and severely curtailed access to the capital markets as a source of new liquidity.

In order to attempt to strengthen the Company's ability to operate in this difficult environment, in the last quarter of fiscal 1999, the Company began to search for an investor who could contribute additional equity capital to the Company or a buyer who would be interested in purchasing the Company's business.

On May 14, 1999, the Company signed an indication of interest letter with Residential Funding Corporation ("RFC") under which RFC indicated its interest in acquiring all of the outstanding common stock of the Company. On July 2, 1999, a second indication of interest letter was signed with RFC, again for the acquisition of all of the outstanding common stock of the Company, but on revised business terms. Definitive documentation for the acquisition was then negotiated with RFC. On July 14, 1999, just prior to the expected signing of the definitive documentation, RFC informed the Company that it had determined not to proceed with the acquisition.

In light of the failure to consummate the transaction with RFC, and with the impending expiration of certain of the Company's credit facilities, the Company's Board of Directors hired Mr. Alan Fishman as the new Chief Executive Officer of the Company on July 20, 1999.

Following a review of the Company's situation, Mr. Fishman and other senior members of the Company's management determined they should pursue a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities and then recommencing the search for an equity investor in the Company or a buyer of the Company's business.

Pursuant to the Restructuring Plan, in August 1999, the Company entered into a definitive agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), a subsidiary of Greenwich Capital Markets, Inc., to provide ContiFinancial with a $500 million revolving servicing-released whole loan purchase facility with a maximum aggregate purchase commitment of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich also will provide a warehouse facility of up to $250 million on a revolving basis. This facility also expires on March 31, 2000. In addition to the two facilities, Greenwich also agreed to underwrite, by the end of August 1999, an approximately $800 million securitization of home equity loans currently funded under ContiFinancial's warehouse facilities. It is intended that these arrangements with Greenwich will provide the Company with the necessary warehouse financing to support the reduced amount of originations contemplated as the Restructuring Plan is being implemented.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the termination of approximately 30% of the Company's employees in order to achieve the strategic goals of focusing the Company's origination on the channels with the greatest potential and reducing the overall size of the Company. See Note 9 to the Consolidated Financial Statements.

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The interest rate on each facility remains at LIBOR plus 300 basis points.

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being well underway, the Company now plans to recommence its search for a new equity investor or buyer of the Company's business.

During this upcoming period, the Company expects that it will be cash flow negative and will operate at a loss. The Company's operations during this period are dependent on the continued availability of the Bank Facilities and the warehouse financing under the Greenwich arrangements as well as the subservicing agreement with ContiGroup Companies, Inc., formerly Continental Grain Company. In addition, the Company's cash reserves may not be sufficient to meet the Company's cash needs during this period. There can be no assurance that an equity investor or buyer of the Company's operations can be found on a timely basis.

As a result of these developments described above, the Company has determined that the carrying value of Cost in excess of equity acquired on the Company's balance sheet has been impaired and should be written-down (see Note 3 to the Consolidated Financial Statements). The Company has also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss severities were increased, resulting in a fair value adjustment to interest-only and residual certificates (see Note 4 to the Consolidated Financial Statements).

For the three months ended June 30, 1999, the Company incurred a net loss of $237.7 million, primarily due to the fair value adjustment to interest-only and residual certificates and the write-down of Cost in excess of equity acquired as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $32.3 million.

Selected Financial Data

                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)

                                                                    For the three months ended
                                                                             June 30,            %
                                                                    --------------------------  Incr.
                                                                        1999         1998      (Decr.)
Loan Originations
Home equity, home improvement
   and other residential mortgage loans:
   Brokers ......................................................   $  416,058   $  308,188    35.00%
   Correspondents ...............................................      558,212    1,349,429   (58.63)%
   Direct retail ................................................      502,141      533,632    (5.90)%
                                                                    ----------   ----------
Total home equity, home improvement
and other residential mortgage loans ............................    1,476,411    2,191,249   (32.62)%
                                                                    ----------   ----------
Commercial real estate mortgage loans:
   Conduit (ContiMAP and affiliates) ............................           --      718,783   (100.00)%
   Keystone .....................................................      319,325      217,952    46.51%
                                                                    ----------   ----------
Total commercial real estate loans ..............................      319,325      936,735   (65.91)%
Triad auto loans ................................................       88,675       70,546    25.70%
                                                                    ----------   ----------
      Total loan originations ...................................   $1,884,411   $3,198,530   (41.09)%
                                                                    ==========   ==========

Securitizations and Sales
ContiMortgage/ContiWest
   securitizations ..............................................   $  800,000   $1,750,000   (54.29)%
Other home equity, home improvement and
   other residential mortgage sales .............................      584,365      196,183   197.87%
                                                                    ----------   ----------
Total home equity, home improvement
and other residential mortgage sales ............................    1,384,365    1,946,183   (28.87)%
                                                                    ----------   ----------
Commercial real estate mortgage loans:

   Whole loan sales .............................................      380,652           --      n/a
   Keystone .....................................................      319,325      217,952    46.51%
                                                                    ----------   ----------
Total commercial real estate mortgage
   loans ........................................................      699,977      217,952   221.16%
Triad auto loans ................................................           --       57,667   (100.00)%
Strategic alliances .............................................       12,783      100,249   (87.25)%
                                                                    ----------   ----------

      Total securitizations and sales ...........................   $2,097,125   $2,322,051    (9.69)%
                                                                    ==========   ==========

n/a - not applicable

                            ContiMortgage Corporation
                       Delinquencies, Defaults and Losses
                             (dollars in thousands)
                                   (unaudited)

ContiMortgage                                June 30,      March 31,      June 30,
Servicing Portfolio                           1999           1999           1998
-------------------                        -----------    -----------   ------------
Number of loans serviced (at period end)       192,634        194,032        170,425
Serviced loan portfolio (at period end)    $12,902,516    $12,966,131    $11,154,731
                                           ===========    ===========    ===========
Delinquencies:
   30 - 59 days ........................          1.60%          1.39%          2.57%
   60 - 89 days ........................          0.52%          0.51%          0.85%
   90 days and over ....................          0.05%          0.44%          0.49%
                                           -----------    -----------    -----------
Total delinquencies (%) ................          2.17%          2.34%          3.91%
                                           ===========    ===========    ===========
Total delinquencies ($) ................   $   279,651    $   303,802    $   435,927
                                           ===========    ===========    ===========
Defaults:

   Foreclosure .........................          2.57%          2.29%          2.14%
   Bankruptcy ..........................          1.76%          1.65%          1.54%
   Real estate owned ...................          1.09%          1.04%          0.92%
   Loss mitigation and legal (1) .......          1.26%          1.24%          0.76%
                                           -----------    -----------    -----------
Total defaults (%) .....................          6.68%          6.22%          5.36%
                                           ===========    ===========    ===========
Total defaults ($) .....................   $   861,613    $   806,656    $   598,226
                                           ===========    ===========    ===========

(1) This category includes non-performing accounts specifically identified for accelerated resolution under the Company's loss mitigation program. Resolution strategies include refinances, reinstatements, and full payoffs; forbearance plans; pre-foreclosure sales for less than full payoff; third party foreclosure sales; deed-in-lieu (or "cash for keys"); and charge-offs.

                                                       For the three   For the twelve
 ContiMortgage                                         months ended    months ended
 Loan Loss Experience                                  June 30, 1999   June 30, 1999
 --------------------                                  -------------   -------------
Average serviced loan portfolio .....................   $12,886,579    $12,608,710
                                                        ===========    ===========
Net losses:
   REMICs and loans held pending securitization .....        50,415        156,201
   Loans and properties purchased out of REMICs .....           739          4,848
                                                        -----------    -----------
      Total net losses ..............................   $    51,154    $   161,049
                                                        ===========    ===========
Realized net losses as a percentage of average amount
outstanding (2):
   REMICs and loans held pending securitization .....          1.57%          1.24%
   Loans and properties purchased out of REMICs .....          0.02%          0.04%
                                                        -----------    -----------
Total realized net losses as a percentage of average
   amount outstanding ...............................          1.59%          1.28%
                                                        ===========    ===========
(2)  Amounts for the three months ended June 30, 1999 are annualized.

Results of Operations

Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998

The Company incurred a net loss of $237.7 million for the three months ended June 30, 1999 compared to net income of $6.0 million for the three months ended June 30, 1998, a decrease of $243.7 million. Total gross income (loss) decreased by $160.8 million, to a loss of $18.7 million for the three months ended June 30, 1999 compared to income of $142.1 million for the three months ended June 30, 1998. Total expenses increased by $76.8 million, to $208.7 million for the three months ended June 30, 1999 compared to $131.9 million for the three months ended June 30, 1998.

Gain (Loss) on Sale of Receivables:

The following table sets forth the components of gain (loss) on sale of receivables for the three months ended June 30, 1999 and 1998:

                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
 (dollars in thousands)                                   1999            1998
                                                       ---------      ---------
Home equity/home improvement .....................     $  40,407      $  86,825
Commercial real estate ...........................         1,824          1,262
Auto and Other ...................................            --          8,337
                                                       ---------      ---------
       Gain before fair value adjustments ........        42,231         96,424

Fair value adjustments ...........................      (151,182)       (58,852)
                                                       ---------      ---------
       Gain (loss) after fair value adjustments ..     $(108,951)     $  37,572
                                                       =========      =========

Gain before fair value adjustments decreased $54.2 million or 56.2% for the three months ended June 30, 1999 as compared to the same three months of fiscal 1999, whereas total securitizations and sales decreased 10%, from $2.3 billion to $2.1 billion for the same respective periods. For ContiMortgage/ContiWest transactions, gains before fair value adjustments expressed as a percentage of total securitizations and sales decreased to 2.92% from 4.46% for the respective three month periods ended June 30, 1999 and 1998. This decrease in profitability between the two periods reflects higher loss assumptions (see below) and higher investor spread requirements due to the Company's impaired financial condition.

For the three months ended June 30, 1999, the Company recorded fair value write-downs of $151.2 million on Interest-only and residual certificates, primarily reflecting increased estimates of credit losses in the ContiMortgage/ContiWest portfolio. In response to events occurring in the first fiscal quarter, as more fully described in Note 2 to the Consolidated Financial Statements, management made a determination that the Company most likely would not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss severities were increased. For the three months ended June 30, 1998, the fair value adjustments of $58.9 million resulted primarily due to increased estimates of future prepayment speeds and losses in the ContiMortgage/ContiWest portfolio.

Interest Income and Expense:

In the normal course of its activities, the Company carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and the cost of financing such loans. Interest income also includes accrued imputed interest on Excess Spread Receivables ("ESR"). In addition to the cost of financing loans pending sale or securitization, interest expense includes the cost of financing the Company's longer term capital requirements, including the cost of strategic acquisitions.

Interest  income  during the three  months  ended June 30, 1999  declined  $19.8 million or 27.5% compared to the three months ended June 30, 1998. Interest expense fell $12.7 million or 23.0% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. These decreases reflect the decline in loan originations that began in the second half of fiscal 1999 and continued during the first quarter of fiscal 2000, the elimination of substantially all financing commitments to strategic alliance clients, and the reduction in the balance of ESR.

Net servicing Income:

Net servicing income consists of servicing fees and prepayment penalties collected from borrowers, and capitalized servicing activity. Net servicing income declined $13.8 million or 51.7% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The following table presents the components of servicing income for the two periods:

                                                           Three Months Ended
                                                                June 30,
                                                      ----------------------------
 (in thousands)                                           1999             1998
                                                      ------------    ------------
Capitalized servicing created .....................   $      7,052    $     21,002
Premiums paid for capitalized prepayment penalties          (1,736)         (4,667)
Amortization of capitalized servicing .............        (15,819)         (8,085)
Fees and prepayment penalty collections ...........         28,910          18,470

Impairment of capitalized servicing ...............         (5,500)             --
                                                      ------------    ------------
Net servicing income ..............................   $     12,907    $     26,720
                                                      ============    ============
Total ContiMortgage/ContiWest securitization volume   $    800,000    $  1,750,000
Average ContiMortgage servicing portfolio
   (excluding warehouse) ..........................   $ 11,510,233    $  9,155,299

The decrease of $14.0 million in capitalized servicing created in the three months ended June 30, 1999 compared to the first quarter of fiscal 1999 was primarily related to the decline in securitization volume and a lower capitalization rate applied to prepayment penalties in anticipation of slower future prepayment speeds. The increase in amortization of capitalized servicing of $7.7 million in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was partly due to a 20% increase in the amount of capitalized servicing created during fiscal 1999, which affects the level of amortization in the first quarter of fiscal 2000, as compared to the amount of capitalized servicing created in fiscal 1998, such balances being $76.6 million and $63.6 million, respectively. In addition, the prepayment penalty component of capitalized servicing created was higher in fiscal 1999 than fiscal 1998, and since prepayment penalties have set expiration dates that may be as short as six months, capitalized prepayment penalties are, on average, amortized over a much shorter period than normal servicing fees.

The Company recorded an estimated impairment reserve of $5.5 million in the first quarter of fiscal 1999 because certain securitized portfolios have reached delinquency levels that may trigger the loss of the servicing rights related to those pools.

Fees and prepayment penalties collected in the three months ended June 30, 1999 increased by $10.4 million compared to the three months ended June 30, 1998 primarily due to an increase in the average balance of the ContiMortgage/ContiWest portfolio of loans serviced for others and a higher level of ancillary income such as prepayment penalties and late fees.

The following table presents an analysis of capitalized servicing rights activity during the three months ended June 30, 1999:

  (in thousands)
  Balance as of March 31, 1999                                     $  105,273
     New securitization                                                 7,052
     Capitalized servicing received in Empire asset swap                3,115
     Amortization of capitalized servicing rights                    (15,819)
     Impairment of capitalized servicing                              (5,500)
                                                                  -----------
  Balance as of June 30, 1999                                      $   94,121
                                                                  ===========

Compensation and Benefits and General and Administrative Expenses:

                                                  Three Months Ended
                                                        June 30,
 (dollars in thousands)                           1999            1998
                                               ----------      ----------
 Compensation and benefits                     $   51,056      $   43,324
                                               ==========      ==========
 General and administrative expenses           $   43,138      $   32,511
                                               ==========      ==========
 Quarter-end head count                             3,093           3,109
 Average head count for the quarter                 3,329           3,000

In the three months ended June 30, 1999, compensation and benefits increased by $7.7 million or 17.8% compared to the three months ended June 30, 1998, primarily reflecting an increase in average head count of 11.0% and increased accruals for medical claims. The reduction in quarter-end head count at June 30, 1999 as compared to average head count for the same quarter is principally attributable to the sale of Triad on June 11, 1999.

General and administrative expense ("G&A Expense") increased by $10.6 million or 32.7% in the three months ended June 30, 1999 compared to the same quarter a year ago. The increase primarily reflects the expansion of the Company's direct-to-consumer retail operations during fiscal 1999 and the expansion of the Company's servicing operations due to the increase in the size of the servicing portfolio. Direct-to-consumer retail operations require a higher level of G&A Expense than non-retail operations that are conducted through correspondents and brokers.

Liquidity and Capital Resources

The following discussion of Liquidity and Capital Resources should be read in conjunction with "Recent Developments, Financial Results and Liquidity" at the beginning of this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Funding Requirements

The Company requires continued access to short- and long-term sources of funding for its operations. The Company's primary cash requirements include the funding of (i) mortgage, loan and lease originations and purchases pending their pooling and sale, (ii) premiums paid in connection with the acquisition of correspondent loans, (iii) fees and expenses incurred in connection with its securitization program, (iv) ongoing administrative and other operating expenses, (v) payments related to tax obligations, (vi) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds, (vii) the costs of sales under the Company's Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"), and (viii) the cost of any subsequent contingent purchase price payments on prior acquisitions.

The Company has taken steps to improve the cash flow characteristics of its business activities by shedding businesses that required significant capital outlays and focusing its financial resources on its core home equity business. Within the home equity business, the Company took further steps to reduce the capital requirements by implementing a whole loan strategy to accelerate recapture of origination costs. Furthermore, development of the Company's retail home equity origination platform provides a source of cash income through origination points and fees. The reduction in correspondent origination volume has significantly reduced the total amount of premiums paid to originate a loan. Market events have also contributed to the improved cash flow characteristics of the Company. As competition has decreased, the cost of originating correspondent loans has also dropped significantly, benefiting the Company through lower purchase premiums.

Sources of Liquidity and Capital

During the quarter ended June 30, 1999, the Company's primary sources of liquidity are sales of loans and other assets through securitization and whole loan sales and the sale of loans and other assets under the Warehouse Facilities.

As of June 30, 1999, the Company had $638 million of committed and $1.3 billion of uncommitted capacity under the Warehouse Facilities. As of June 30, 1999, the Company had utilized $882.6 million of the capacity under the Warehouse Facilities. The Purchase and Sale Facilities allow the Company to sell, with limited recourse, interests in designated pools of loans and other assets. The Repurchase Agreements allow the Company to sell receivables held for sale to a financial institution under an agreement to repurchase the receivables.

On August 12, 1999, the Company entered into a definitive agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), a subsidiary of
Greenwich Capital Markets, Inc., to provide the Company with a $500 million revolving servicing-released whole loan purchase facility of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich will also provide a warehouse facility of up to $250 million on a revolving basis. Both facilities ("Greenwich Facilities") expire on March 31, 2000. In addition to the two facilities, Greenwich will also underwrite an approximate $800 million securitization of home equity loans funded by the Company's current warehouse facilities. Once this securitization is complete, the Company expects all warehouse facilities except the Greenwich Facilities to terminate ongoing funding and the Greenwich Facilities to be the sole warehouse source through March 31, 2000.

The Company is operating on a negative cash flow basis and is dependent on the Greenwich Facilities for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans under the Greenwich Facilities. The Company is also dependent on continued access to the Bank Facilities or obtaining new bank facilities in order to meet its cash needs.

The Company is required to comply with various financial covenants under its outstanding Senior Notes, Revolving Credit Facility and Commercial Paper Program, as well as under certain provisions of two of the Repurchase Agreements, including, among other things, leverage ratios, minimum net worth tests and interest coverage ratios. As of December 31, 1998 and continuing through June 30, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test. As of December 31, 1998, the Company and two of its lenders agreed to amend certain provisions of the Repurchase Agreements. Amendments were received from the Repurchase Agreement lenders changing the leverage ratio to 2.75 to 1. These Repurchase Agreements were again amended as of March 31, 1999. One agreement was amended to remove all financial covenants through August 20, 1999, while the other removed the financial covenants to the July 1, 1999 maturity date of the facility. Subsequent to June 30, 1999, one Repurchase Agreement matured and was not extended while the other was replaced with a new facility that does not include any financial covenants.

As of December 31, 1998, amended financial covenants were also received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities were amended to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad Financial Corporation ("Triad"). On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants. The Company was in compliance with the amended covenants of the Revolving Credit Facility, the Commercial Paper Program and the Repurchase Agreements as of June 30, 1999. As part of the December amendments to the Revolving Credit Facility, the Company had agreed to prepay the Revolving Credit Facility on August 20, 1999, which made the Revolving Credit Facility coterminous with the Commercial Paper Program. As part of the March amendments, the interest rate of the Revolving Credit Facility and the Commercial Paper Program were increased to LIBOR plus 300 basis points.

On  August  19,  1999,  the  Company  agreed  with the  lenders  under  its Bank
Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The interest rate on each facility remains at LIBOR plus 300 basis points.

The Company has taken steps to reduce its financing needs and provide continued access to liquidity. ContiGroup Companies, Inc. ("ContiGroup"), formerly Continental Grain Company, which owns approximately 78% of the Company's outstanding common stock, provides monthly servicer advances, up to an aggregate outstanding of $85 million, to certain REMICs for which ContiMortgage, a wholly-owned subsidiary, is the servicer. ContiGroup has agreed to make these advances, for a fee, through October 15, 1999. Although the advances have been made to, and repaid by, the REMICs, and not by the Company or ContiMortgage, ContiGroup's advances improve the liquidity of the Company by relieving it of the significant portion of its obligation to make these advances itself.

In May 1999, ContiGroup extended a short-term warehouse financing facility to the Company for a maximum amount of $60.0 million. Availability under the facility was subject to a combined maximum amount of $85 million of this facility and the servicer advances facility. This facility was terminated on August 3, 1999.

On June 11, 1999, the Company sold its interest in Triad to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain to the Company of approximately $22 million and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities, thereby reducing the commitments under the Bank Facilities by the pay down amount.

On July 15, 1999, Standard & Poor's lowered its senior unsecured debt and long-term debt credit ratings to CC, Moody's Investors Service downgraded the Company's long-term debt ratings to Caa2 and Fitch IBCA reduced the Company's long-term debt rating to C.

At June 30, 1999, the Company had outstanding $256.8 million of its Commercial Paper Program and $163.0 million of its $200 million unsecured Revolving Credit Facility.

Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company. During the three months ended June 30, 1999 the Company's Year 2000 Task Force continued to monitor and implement changes to upgrade the Company's facilities and computer systems and applications for Year 2000 compliance. The chart below summarizes the Company's progress to date.

  -------------------------------------------------- ----------------- ------------------ ----------------------------
                                                          TARGET
                        PHASE                              DATE             STATUS                 COMMENTS
  -------------------------------------------------- ----------------- ------------------ ----------------------------
  Awareness and Project Definition -                    March, 15,       Complete
  Heighten awareness  of the  Company's                   1998
  Year 2000 issues and formulate plans to
  address them.
  -------------------------------------------------- ----------------- ------------------ ----------------------------
  Systems Inventory and Assessment - Inventory all                                        Completed
  hardware, software and computerized systems and       April 15,          Complete       July 31, 1999.
  identify those requiring Year 2000 remediation.         1998
  -------------------------------------------------- ----------------- ------------------ ----------------------------
  Remediation - Modify or replace all hardware,                                           Awaiting Year 2000
  software and computerized  systems  that are not      August 31,       Substantially    compliant software
  Year 2000 compliant.                                     1998            Complete*      upgrades from some vendors.
  -------------------------------------------------- ----------------- ------------------ ----------------------------
  Testing - Test modifications to and replacements                                        Awaiting Year 2000
  of all hardware, software and computerized           December 31,      Substantially    compliant software
  systems for Year 2000 compliance.                        1998            Complete*      upgrades from some vendors.
  -------------------------------------------------- ----------------- ------------------ ----------------------------
  Implementation - Integrate the remediated and                                           Anticipated completion
  tested hardware, software and computerized              March 31,      Substantially    date:
  systems into the Company's operations.                    1999           Complete*      September 30, 1999.
  -------------------------------------------------- ----------------- ------------------ ----------------------------

* The systems and applications which have not been remediated, tested and implemented are not mission critical and the Company does not expect a material adverse effect as a result of not meeting these targets.

The Company did not meet its March 31, 1999 target date for completion of its Year 2000 project due to the unavailability of Year 2000 compliant systems from some vendors. The Company expected these systems to be available for remediation, testing and implementation by July 31, 1999. In addition, remediation, testing and implementation of the Company's facilities, systems and applications was not completed by July 31, 1999, as previously anticipated. However, the facilities, systems and applications which have not been remediated and tested are not mission critical. The Company's mission critical facilities, systems and applications have been remediated and tested for Year 2000 compliance.

The Company estimates that the direct cost of its Year 2000 remediation, including contingency planning, will be approximately $2.5 million, which is about half the amount originally estimated for the Year 2000 issue. To date, the Company has spent approximately $1.7 million on the Year 2000 issue. The Company presently believes, based on the information obtained during the systems inventory and assessment phase, that the Year 2000 issue will not have a material adverse impact on its computer systems or operations. However, the interdependent nature of the Company's operations, in particular its substantial reliance on third party vendors, makes it impossible to say with certainty that the Year 2000 issue will not have a material adverse impact on those computer systems and operations. The Company will reassess the final cost of compliance and the risk that the Year 2000 issue will have a material adverse impact during the remediation, testing and implementation phases of its Year 2000 conversion effort which are scheduled for completion by September 30, 1999.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements relating to the Company's strategic objectives, raising additional equity and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements, including the ability of the Company to successfully complete a transaction with a buyer or equity investor. Such factors also include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit losses; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the ability of the Company to negotiate agreements to sell whole loans; the impact of certain covenants in debt agreements of the Company; the degree to which the Company is leveraged; its needs for financing; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; capital markets conditions, including the markets for asset-backed securities and commercial mortgage loans; the performance of the Company's subsidiaries and affiliates; the Company's Year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

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

As part of its interest rate risk management process, the Company performs various sensitivity analyses that attempt to quantify the net change in fair value of its interest rate sensitive financial instruments. These analyses assume hypothetical scenarios of instantaneous and permanent shifts in the U.S. Treasury and/or LIBOR yield curves. The Company employs various discounted cash flow models to determine the fair value of its interest rate sensitive financial instruments under these scenarios. The primary assumptions used in the discounted cash flow models are prepayment rates, credit losses, discount rates and investor yield spread requirements. See Note 4 to the Consolidated Financial Statements.

Using the sensitivity analysis described above, as of June 30, 1999, the Company estimates that a parallel, instantaneous and permanent increase in the U.S. Treasury yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $18 million; an instantaneous and permanent increase in the LIBOR yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $2.0 million; an instantaneous and permanent increase in the discount rate of 120 basis points (1.20%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $36 million; and an instantaneous and permanent increase in the investor yield spread requirement of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $17 million.

The Company assumed there would be no material change in prepayment speeds under the interest rate change scenarios presented above. The Company estimates that a 100 basis points (1.0%) increase in prepayment speeds would decrease the fair value of the interest-only and residual certificates by approximately $26 million and would decrease the fair value of the capitalized servicing rights by $0.2 million (net of the estimated benefit from increased prepayment penalty income). See Note 4 to the Consolidated Financial Statements for the effect of changes in prepayment speeds and other assumptions on the interest-only and residual certificates.

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

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

                           ContiFinancial Corporation

 Signature             Title                                     Date
 ---------             -----                                     ----

 /s/ Alan H. Fishman   President, Chief Executive Officer and    August 23, 1999
 --------------------   Director (Principal Executive Officer)   ---------------
 Alan H. Fishman


 /s/ Frank W. Baier    Senior Vice President and Chief Financial August 23, 1999
 --------------------   Officer (Principal Financial Officer)    ---------------
 Frank W. Baier