Form 10-Q
period 1999-09-30
CONTIFINANCIAL CORP
filed 1999-11-15
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
                         OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_________

                                     1-14074
                            ------------------------
                            (Commission File Number)


                           ContiFinancial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  13-3852588
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, New York                                         10172
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:              (212) 207-2800
                                                                 --------------

                                    no change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

The Company had 46,661,592 shares of common stock outstanding as of November 10, 1999.

                           ContiFinancial Corporation

                                Table of Contents


                                     PART I

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (unaudited)
            Consolidated Balance Sheets                                       3
            Consolidated Statements of Operations                             4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Unaudited Condensed Consolidated Financial Statements    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
            Recent Developments, Financial Results and Liquidity              17
            Selected Financial Data                                           20
            Results of Operations                                             23
            Liquidity and Capital Resources                                   28
            Year 2000                                                         30
            Forward-looking Statements                                        30
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           32

                                     PART II

Item 1.  Legal Proceedings                                                    34

Item 4.  Submission of Matters to a Vote of Security Holders                  34
Item 6.  Exhibits and Reports on Form 8-K                                     36

Signatures                                                                    37

                           CONTIFINANCIAL CORPORATION
       Consolidated Balance Sheets as of September 30, 1999 and March 31,
                     1999 (in thousands, except share data)

                                                                                          September 30,     March 31,
                                                                                              1999             1999
                                                                                           -----------    -----------
                                           Assets                                          (unaudited)
Cash and cash equivalents                                                                  $    64,278    $   112,839
Restricted cash                                                                                  1,531          4,072
Receivables held for sale:
   Receivables held for sale                                                                   252,643      1,089,410
   Allowance for loan losses                                                                    (5,312)        (7,364)
                                                                                           -----------    -----------
Receivables held for sale, net                                                                 247,331      1,082,046
Other receivables                                                                              122,836         95,984
Due from affiliates                                                                              2,317         53,680
Interest-only and residual certificates                                                        400,989        722,012
Capitalized servicing rights                                                                    70,579        105,273
Premises and equipment, net of accumulated depreciation of $13,441 and $13,454
   as of September 30, 1999 and March 31, 1999, respectively                                    20,291         23,792
Cost in excess of equity acquired                                                               12,627         85,388
Equity investments in unconsolidated subsidiaries                                                1,258          4,978
Taxes receivable                                                                                    --         13,024
Other assets                                                                                    34,130         52,076
                                                                                           -----------    -----------
         Total assets                                                                      $   978,167    $ 2,355,164
                                                                                           ===========    ===========
                            Liabilities and Stockholders' Equity
Liabilities:
Accounts payable                                                                           $    53,689    $    90,412
Receivables sold under agreements to repurchase                                                138,244        804,524
Due to affiliates                                                                                  139          8,918
Short-term debt                                                                                422,262        512,797
Taxes payable                                                                                    4,327             --
Long-term debt                                                                                 699,191        699,225
Other liabilities                                                                               18,835         31,316
                                                                                           -----------    -----------
         Total liabilities                                                                   1,336,687      2,147,192
                                                                                           -----------    -----------
Commitments and contingencies
Minority interest in subsidiaries                                                                4,157          4,721

Stockholders' equity (deficit):
   Preferred stock (par value $0.01 per share; 25,000,000 shares authorized; none
      issued at September 30, 1999 and March 31, 1999)                                              --             --
   Common stock (par value $0.01 per share;  250,000,000 shares authorized;
    47,657,539 shares issued at September 30, 1999 and March 31, 1999)                             477            477

   Paid-in capital                                                                             396,771        398,209
   Accumulated deficit                                                                        (734,725)      (163,301)
   Treasury stock (978,511 and 910,169 shares of common stock, at cost, at September 30,
     1999 and March 31, 1999, respectively)                                                    (25,200)       (25,106)

   Deferred compensation                                                                            --         (7,028)
                                                                                           -----------    -----------
         Total stockholders' equity (deficit)                                                 (362,677)       203,251
                                                                                           -----------    -----------
         Total liabilities and stockholders' equity (deficit)                              $   978,167    $ 2,355,164
                                                                                           ===========    ===========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Consolidated Statements of Operations
         for the three and six months ended September 30, 1999 and 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                  September 30,                   September 30,
                                                                  -------------                   -------------
                                                               1999           1998            1999             1998
                                                         ------------    ------------    ------------    ------------
Gross income (loss):
    Gain (loss) on sale of receivables                   $   (187,876)   $     16,316    $   (296,827)   $     53,888

    Commercial real estate valuation adjustments                   --        (129,034)             --        (129,034)

    Interest                                                   32,443          90,899          84,632         162,879
    Net servicing income                                        1,430          28,966          14,337          55,686
    Gain on sale of subsidiary (Note 5)                            --              --          22,121              --
    Other income                                                1,084           3,708           4,097           9,552
                                                         ------------    ------------    ------------    ------------
         Total gross income (loss)                           (152,919)         10,855        (171,640)        152,971
                                                         ------------    ------------    ------------    ------------
Expenses:
   Compensation and benefits                                   44,735          51,842          95,791          95,166
   Interest                                                    38,103          66,140          80,769         121,522
   Provision for loan losses                                    2,605           2,329           4,558           3,051
   General and administrative                                  41,827          40,071          84,965          72,582
   Other charges (Note 3)                                      53,465          36,090         123,394          36,090
                                                         ------------    ------------    ------------    ------------
         Total expenses                                       180,735         196,472         389,477         328,411
                                                         ------------    ------------    ------------    ------------
Loss before income taxes and minority interest               (333,654)       (185,617)       (561,117)       (175,440)
Provision (benefit) for income taxes (Note 6)                      74         (71,362)         10,342         (67,261)
                                                         ------------    ------------    ------------    ------------
Loss before minority interest                                (333,728)       (114,255)       (571,459)       (108,179)

Minority interest in earnings (losses) of subsidiaries            (21)             (4)            (35)             52
                                                         ------------    ------------    ------------    ------------
         Net loss                                        $   (333,707)   $   (114,251)   $   (571,424)   $   (108,231)
                                                         ============    ============    ============    ============

Basic loss per common share                              $      (7.18)   $      (2.48)   $     (12.30)   $      (2.33)
                                                         ============    ============    ============    ============

Diluted loss per common share                            $      (7.18)   $      (2.48)   $     (12.30)   $      (2.33)
                                                         ============    ============    ============    ============

Basic weighted average number of shares outstanding        46,467,695      46,153,506      46,458,192      46,419,684
                                                         ============    ============    ============    ============
Diluted weighted average number of shares outstanding
                                                           46,467,695      46,153,506      46,458,192      46,419,684
                                                         ============    ============    ============    ============


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended
                                                                             September  30,
                                                                            1999        1998
                                                                        ---------    ---------
Net cash provided by (used in) operating activities                     $   7,817    $(290,309)
                                                                        ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of majority-owned subsidiary, net (Note 5)           34,196           --
   Acquisitions of majority-owned subsidiaries (net of cash acquired)        (804)     (22,086)
   Acquisitions of minority-owned subsidiaries                                 --       (1,140)
   Purchase of premises and equipment, net                                 (2,534)      (8,375)
   Proceeds from sale of unconsolidated subsidiaries                        3,000           --
   Other, net
                                                                              473           --
                                                                        ---------    ---------
         Net cash provided by (used in) investing activities               34,331      (31,601)
                                                                        ---------    ---------
   Cash flows from financing activities:
   Increase (decrease) in short-term debt                                 (90,709)     158,340
   Increase in long-term debt                                                  --      199,778
   Debt issuance costs                                                         --      (11,692)
   Repurchase of common stock                                                  --      (22,052)
   Other, net                                                                  --          (12)
                                                                        ---------    ---------
         Net cash provided by (used in) financing activities              (90,709)     324,362
                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                      (48,561)       2,452
Cash and cash equivalents at beginning of  period                         112,839      173,588
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  64,278    $ 176,040
                                                                        =========    =========


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

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

2.  RECENT DEVELOPMENTS, FINANCIAL RESULTS AND LIQUIDITY

In fiscal 1999 and continuing in the first two quarters of fiscal 2000 the Company has incurred significant losses of $426.3 million and $571.4 million, respectively. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern. At September 30, 1999 stockholders' equity has been reduced to a deficit balance of $362.7 million.

During fiscal 1999 and fiscal 2000, the Company recorded fair value adjustments to interest-only and residual certificates totaling approximately $329 million and $325 million, respectively, resulting from higher-than-estimated credit losses and prepayment speeds, and an increase in the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at September 30, 1999 but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced, likely resulting in a net loss for such period.

The Company's operations were also significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first two quarters of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

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

In order to attempt to strengthen the Company's ability to operate in this difficult environment, in the third quarter of fiscal 1999, the Company began to search for an investor who could contribute additional equity capital to the Company or a buyer who would be interested in purchasing the Company's business.

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

In light of the failure to consummate the transaction with RFC, and the impending expiration of certain of the Company's credit facilities, the Company's Board of Directors hired Mr. Alan Fishman as the new Chief Executive Officer of the Company on July 20, 1999.

Following a review of the Company's situation, Mr. Fishman and other members of the Company's senior management pursued a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities and then recommencing the search for an equity investor in the Company, a buyer of the Company's business or of certain of the Company's assets.

Pursuant to the Restructuring Plan, in August 1999, the Company entered into a definitive agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), an affiliate of Greenwich Capital Markets, Inc., to provide ContiFinancial with a $500 million revolving servicing-released whole loan purchase facility with a maximum aggregate purchase commitment of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich also agreed to provide a warehouse facility of up to $250 million on a revolving basis. This facility also expires on March 31, 2000. In addition to the two facilities, Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities. The Company expects these arrangements with Greenwich will provide the Company with the necessary warehouse financing to support the reduced amount of originations contemplated as the Restructuring Plan is being implemented.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of focusing the Company's origination in the channels with the greatest potential and reducing the overall size of the Company. See Note 3.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also included providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The book value of these Excess Spread Receivables as of September 30, 1999 was approximately $103 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of September 30, 1999.

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being substantially accomplished, the Company has re-launched its efforts to explore strategic alternatives. The Company has retained financial advisors Lehman Brothers, Inc. and The Blackstone Group L.P. (the "Advisors") as advisors in the process. With the assistance of the Advisors, the Company is pursuing various strategic alternatives including but not limited to a sale of the Company, sales of one or more of the business operations and/or assets of the Company or a recapitalization of the Company with additional equity capital.

During the restructuring process, the Company expects that it will be cash flow negative and will operate at a loss. The Company's continued operations during the restructuring process are dependent on the continued availability of the Bank Facilities and the warehouse financing and the supplemental servicer agreement under the Greenwich arrangements (see Note 9). During this period, the Company's cash reserves may not be sufficient to meet the Company's cash needs. There can be no assurance that an equity investor or buyer of the Company's business or its assets can be found on a timely basis.

As a result of the developments described above, the Company determined, during the first quarter of fiscal 2000, that the carrying value of Cost in excess of equity acquired on the Company's balance sheet has been impaired and should be written-down (see Note 3 and Management's Discussion and Analysis of Financial Condition and Results of Operations). During the first and second quarters, the Company has also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss frequencies and severities were increased, resulting in fair value adjustments to interest-only and residual certificates (see Note 4 and Management's Discussion and Analysis of Financial Condition and Results of Operations).

For the six months ended September 30, 1999, the Company incurred a net loss of $571.4 million, primarily due to the fair value adjustment to interest-only and residual certificates, the write-down of Cost in excess of equity acquired, and restructuring and severance costs as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $362.7 million.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

3.  OTHER CHARGES

Other charges included in the Company's Consolidated Statements of Operations for the three and six months ended September 30, 1999 and 1998 consisted of the following:

                                                        -------------------------------------------
                                                         Three Months Ended      Six Months Ended
                                                            September 30,          September 30,
                                                        ------------------------------------------
                                                            1999      1998      1999         1998
                                                            ----      ----      ----         ----
Other Charges:

Write-down of cost in excess of equity acquired          $  2,569   $  2,782   $ 62,522   $  2,782

Restructuring charges (excluding compensation related)     12,056      5,340     18,715      5,340

Severance for approximately 760 employees                   8,653         --      8,653         --
Staff retention costs                                      17,143         --     17,143         --
Write-offs and reserves of receivables from affiliates
   and others                                              13,044     27,968     14,227     27,968
Other                                                          --         --      2,134         --
                                                         --------   --------   --------   --------
Total Other Charges                                      $ 53,465   $ 36,090   $123,394   $ 36,090
                                                         ========   ========   ========   ========

Based on the recent developments discussed in Note 2, management made a determination that the carrying value of cost in excess of equity acquired related to most of the Company's operations had been significantly impaired and appropriate write-downs of $2.6 million and $62.5 million for the three and six months ended September 30, 1999, respectively, had to be recorded. For the three months ended September 30, 1999, the writedown of $2.6 million primarily relates to a majority owned subsidiary of the Company based on the Company's expectation of the net proceeds to be realized from the sale of this entity.

The restructuring charges of $12.1 and $18.7 million, for the three and six months ended September 30, 1999, respectively, primarily represent legal and consulting fees related to restructuring.

In August 1999, the Company began the implementation of a workforce reduction plan which has resulted in a reduction of the workforce of approximately 11% as of September 30, 1999, and is expected to result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of the Company's restructuring plan as discussed in Note 2. A charge of $8.7 million for severance costs was recorded for approximately 760 employees representing a cross section of individuals from all operations of the Company. At September 30, 1999, $4.3 million of this charge remains in Other liabilities.

In July 1999 and August 1999, the Company established the CFN and CMC 1999 Retention Bonus Plans (the "Plans") for the purpose of retaining the valuable services of the Company's key employees through certain dates. In order to guarantee payment to employees of amounts that will become due to them under the Plans, the Company established and funded irrevocable trusts with the amount necessary to satisfy the Company's maximum liability under the Plans.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

4.  INTEREST-ONLY AND RESIDUAL CERTIFICATES

Interest only and residual certificates (also referred to as excess spread receivables or ESR) represents the present value of the estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. At September 30, 1999 and March 31, 1999, the Company's ESR portfolio consisted of the following:

                                                   September 30,       March 31,
                                                        1999              1999
                                                        ----              ----
Home equity:
    ContiMortgage/ContiWest                            $344,581         $611,320
    Other servicers                                      17,760           24,800
                                                       --------         --------
       Total home equity                                362,341          636,120
Home improvement                                         20,488            4,046
Commercial real estate                                    6,935            6,263
Auto                                                      6,142           69,804
Other                                                     5,083            5,779
                                                       --------         --------
       Total ESR portfolio                             $400,989         $722,012
                                                       ========         ========

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

The changes in ESR from March 31, 1999 to September 30, 1999 are presented in the table below:

Interest-only and residual certificates:

Balance as of March 31, 1999                                          $ 722,012
   New securitizations                                                   43,543
   ESR received in strategic alliance asset swap                         17,964
   Net cash distributions from REMICs and trusts                        (42,604)
   Sale of subsidiary                                                   (62,446)
   Accruals of interest income                                           25,112
   Clean-up call on previously sold ESR                                  22,076
   Fair value adjustments                                              (324,668)
                                                                       --------
Balance as of September 30, 1999                                      $ 400,989
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

The Company has, from time to time, completed sales of ESR as either sales with limited recourse or Net Interest Margin Securities ("NIMS") sales. Nevertheless, there is only a limited market for the sale of ESR. Consequently, the Company estimates the fair value of ESR through the application of a discounted cash flow analysis, which requires the use of various assumptions, specifically regarding prepayments, losses and discount data.

A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions, and prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). In determining the fair value of the ContiMortgage/ContiWest ESR portfolio as of September 30, 1999, the Company's weighted average estimated future CPR was approximately 29% as compared to approximately 28% at March 31, 1999.

Another significant factor that is considered in estimating the fair value of ESR is the estimate of future credit losses. As credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. Aggregate lifetime credit losses (historical plus future) as a percentage of the original pool balances for the ContiMortgage/ContiWest ESR portfolio was estimated to be 4.50% at September 30, 1999 as compared to 2.91% at March 31, 1999. Based on the developments during the first quarter of fiscal 2000, as discussed in Note 2, management made a determination that the Company most likely would not be able to achieve the results in its prior loan loss projections; therefore, assumptions as to future loss severities were increased, resulting in a fair value adjustment to interest-only and residual certificates of $151.2 million for the three months ended June 30, 1999. During the second quarter of fiscal 2000, management made a further determination that assumptions as to future loss frequencies should be increased, resulting in a fair value adjustment to interest-only and residual certificates of $173.5 million. The basis for this increased expectation in loss frequency was driven by the following factors: (i) the recent performance of the Company's more seasoned REMICs resulted in management increasing its assumptions of loss frequencies across the entire portfolio, and (ii) new data from third parties regarding loss frequency expecta-

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

tions on subprime collateral in general. The cumulative impact of the fair value adjustments to interest-only and residual certificates for the six months ended September 30, 1999 is $324.7 million.

The Company determines the discount rate used in estimating fair value by selecting a rate that it believes is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, losses and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk. The future cash flows estimated as of September 30, 1999 and March 31, 1999, taking into consideration estimated prepayment rates and credit losses, were discounted at 12% to arrive at the fair value amounts presented in the accompanying Consolidated Balance Sheets.

Assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results. Both the amount and timing of estimated ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayment speeds or credit losses in future periods were to be higher than the assumptions used in the Company's fair value estimate, or if the estimated market discount rate were to increase, the ESR carrying value would have to be written down through a charge to earnings, which could cause the Company to report losses in future periods. Given the size of ContiMortgage/ContiWest's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on the ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine fair value for the ContiMortgage/ContiWest related ESR while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions are not linear. As of September 30, 1999, changes in the assumptions would have approximately the following impact on fair value:

          Factor                        Change                     Fair
          ------                        ------                     ----
                                                                   value
                                                                   -----
                                                                   impact
                                                                   ------

          Annual CPR                    +100 basis points          $(21.3
                                                                   million)
          Annual  CPR                   - 100 basis points         $ 25.0
                                                                   million
          Lifetime credit losses        +  10 basis points         $(15.4
                                                                   million)
          Lifetime credit losses        -   10 basis points        $ 16.6
                                                                   million
          Discount rate                 +100 basis points          $(24.5
                                                                   million)
          Discount rate                 - 100 basis points         $ 27.1
                                                                   million

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

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

Due to the Company's ownership of REMIC residual certificates, the Federal tax provision for the three and six months ended September 30, 1999 is based on excess inclusion generated by the ownership of these certificates.

7.  EARNINGS PER SHARE

For the three and six months ended September 30, 1999 and 1998, diluted loss per share equals basic loss per share, as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in those periods.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

8.  DEBT

Short-term and long-term debt at September 30, 1999 and March 31, 1999 consisted of the following:

                                                           September 30,         March 31,
                                                              1999               1999
Short-term debt:
   Commercial paper                                          $258,925           $312,477
   Revolving Credit Facility                                  163,000            200,000
   Current portion of long-term debt                              337                320
                                                             --------           --------
Total short-term debt                                        $422,262           $512,797
                                                             ========           ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003   $299,463           $299,405
   7 1/2% Senior Notes, $200 million face amount, due 2002    199,618            199,547
   8 1/8% Senior Notes, $200 million face amount, due 2008    199,800            199,792
   Capitalized lease                                              310                481
                                                             --------           --------
Total long-term debt                                         $699,191           $699,225
                                                             ========           ========

The Company is required to comply with various financial covenants under its outstanding Senior Notes and Bank Facilities. As of December 31, 1998 and continuing through September 30, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test.

As of December 31, 1998, amended financial covenants were received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities were amended to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad Financial Corporation ("Triad"). On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants.

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

On August 19, 1999, the Company agreed with the lenders under its Bank Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements ("Term Facility"). The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The book value of these Excess Spread Receivables as of September 30, 1999

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999
                (in thousands, except share data and where noted)

was approximately $103 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of September 30, 1999.

9.  SUBSEQUENT EVENTS

Servicing Advance Financing

On November 10, 1999, the Company entered into a new arrangement with Greenwich to provide monthly servicer advances, up to an aggregate outstanding amount of $125 million, to certain REMICs for which ContiMortgage is the servicer. This arrangement replaced the ContiGroup arrangement which expired on October 15, 1999. Greenwich has agreed to make these advances, for a fee, through November 9, 2000.

Litigation

On or about October 21, 1999, a purported class action entitled O'Hopp v. ContiFinancial Corporation, et al., No. 99cv06794, was filed in the United States District Court for the Eastern District of New York on behalf of Dea O'Hopp, a stockholder of the Company, and similarly situated individuals, against the Company, Continental Grain Corporation (sued in its capacity as a "controlling person") and former Company officers and/or directors James E. Moore and Daniel J. Willett. On or about October 29, 1999, a virtually identical complaint was filed against the same defendants in the United States District Court for the Southern District of New York in an action entitled I&M Associates
v. ContiFinancial Corporation, et al., No. 99 Civ. 10941. Both actions allege, among other things, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false or misleading statements and failures to disclose allegedly material information in Company press releases, SEC filings and statements made to analysts during the period from January 19, 1998 through July 21, 1999. These misstatements and omissions, plaintiffs allege, artificially inflated the Company's stock price during the relevant time period. The plaintiffs seek damages in an unspecified amount. The Company intends to defend these actions vigorously. Given the preliminary stage of the litigation, the Company is unable to evaluate the potential materiality of such suits, if any.

New York Stock Exchange Listing

The Company recently received notification from the New York Stock Exchange that the Company currently does not meet listing standards of the Exchange requiring a minimum average share price of $1.00 over a consecutive 30 trading day period, and total market capitalization of not less than $50 million in conjunction with stockholders' equity of not less than $50 million. The Company is required to bring its average share price to the minimum specified by the Exchange within six months and, in accordance with the rules of the Exchange, the Company is working with the Exchange on a business plan to address the market capitalization and stockholders' equity issue within the applicable time frame. However, it is unlikely that the Company will be successful in meeting these requirements. The Company will examine alternatives to the Exchange for the continued trading of the Company's common stock.

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

Recent Developments, Financial Results and Liquidity

In fiscal 1999 and continuing in the first two quarters of fiscal 2000 the Company has incurred significant losses of $426.3 million and $571.4 million, respectively. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern (see Note 2 to the Consolidated Financial Statements). At September 30, 1999 stockholders' equity has been reduced to a deficit balance of $362.7 million.

During fiscal 1999 and fiscal 2000, the Company recorded fair value adjustments to interest-only and residual certificates totaling approximately $329 million and $325 million, respectively, resulting from higher-than-estimated credit losses and prepayment speeds, and an increase in the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at September 30, 1999 but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced, likely resulting in a net loss for such period.

The Company's operations were also significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first two quarters of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

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

In order to attempt to strengthen the Company's ability to operate in this difficult environment, in the third quarter of fiscal 1999, the Company began to search for an investor who could contribute additional equity capital to the Company or a buyer who would be interested in purchasing the Company's business.

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

In light of the failure to consummate the transaction with RFC, and the impending expiration of certain of the Company's credit facilities, the Company's Board of Directors hired Mr. Alan Fishman as the new Chief Executive Officer of the Company on July 20, 1999.

Following a review of the Company's situation, Mr. Fishman and other members of the Company's senior management pursued a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities and then recommencing the search for an equity investor in the Company, a buyer of the Company's business or of certain of the Company's assets.

Pursuant to the Restructuring Plan, in August 1999, the Company entered into a definitive agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), an affiliate of Greenwich Capital Markets, Inc., to provide ContiFinancial with a $500 million revolving servicing-released whole loan purchase facility with a maximum aggregate purchase commitment of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich also agreed to provide a warehouse facility of up to $250 million on a revolving basis. This facility also expires on March 31, 2000. In addition to the two facilities, Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities. The Company expects these arrangements with Greenwich will provide the Company with the necessary warehouse financing to support the reduced amount of originations contemplated as the Restructuring Plan is being implemented.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of focusing the Company's origination in the channels with the greatest potential and reducing the overall size of the Company. See Note 3 to the Consolidated Financial Statements.

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also included providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The book value of these Excess Spread Receivables as of September 30, 1999 was approximately $103 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of September 30, 1999.

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being substantially accomplished, the Company has re-launched its efforts to explore strategic alternatives. The Company has retained financial advisors Lehman Brothers, Inc. and The Blackstone Group L.P. (the "Advisors") as advisors in the process. With the assistance of the Advisors, the Company is pursuing various strategic alternatives including but not limited to a sale of the Company, sales of one or more of the business operations and/or assets of the Company or a recapitalization of the Company with additional equity capital.

During the restructuring process, the Company expects that it will be cash flow negative and will operate at a loss. The Company's continued operations during the restructuring process are dependent on the continued availability of the Bank Facilities and the warehouse financing and supplemental servicer agreement under the Greenwich arrangements (see Note 9 to the Consolidated Financial Statements). During this period, the Company's cash reserves may not be sufficient to meet the Company's cash needs. There can be no assurance that an equity investor or buyer of the Company's business or its assets can be found on a timely basis.

As a result of the developments described above, the Company determined, during the first quarter of fiscal 2000, that the carrying value of Cost in excess of equity acquired on the Company's balance sheet has been impaired and should be written-down (see Note 3 to the Consolidated Financial Statements). During the first and second quarters, the Company has also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss frequencies and severities were increased, resulting in fair value adjustments to interest-only and residual certificates (see Note 4 to the Consolidated Financial Statements).

For the six months ended September 30, 1999, the Company incurred a net loss of $571.4 million, primarily due to the fair value adjustment to interest-only and residual certificates, the write-down of Cost in excess of equity acquired, and restructuring and severance costs as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $362.7 million.

Selected Financial Data
                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)

                                              For the three months               For the six months
                                                    ended              %                ended               %
                                                  September 30,       Incr.          September 30,         Incr.
                                              -------------------                  ---------------
                                              1999           1998    (Decr.)       1999        1998       (Decr.)
                                              ----           ----    -------       ----        ----       -------
Loan Originations
Home equity, home improvement
   and other residential mortgage loans:
   Brokers .............................   $  208,425   $  401,301   (48.1%)   $  609,540   $  777,196   (21.6%)
   Correspondents ......................      142,095    1,585,875   (91.0%)      700,307    2,935,304   (76.1%)
   Direct retail .......................      425,490      498,906   (14.7%)      942,574      964,831    (2.3%)
                                           ----------   ----------   -----     ----------   ----------   -----

Total home equity, home improvement
and other residential mortgage loans ...      776,010    2,486,082   (68.8%)    2,252,421    4,677,331   (51.8%)
                                           ----------   ----------             ----------   ----------   -----
Commercial real estate mortgage loans:
   Conduit (ContiMAP(R)and affiliates) .           --      656,524   (100.0%)          --    1,375,307   (100.0%)
   Keystone ............................      248,716      269,543    (7.7%)      568,041      487,495    16.5%
                                           ----------   ----------             ----------   ----------   -----
Total commercial real estate loans .....      248,716      926,067   (73.1%)      568,041    1,862,802   (69.5%)
                                           ----------   ----------             ----------   ----------   -----
Triad auto loans .......................           --      102,407   (100.0%)      88,675      172,953   (48.7%)
                                           ----------   ----------             ----------   ----------   -----
      Total loan originations ..........   $1,024,726   $3,514,556   (70.8%)   $2,909,137   $6,713,086   (56.7%)
                                           ==========   ==========             ==========   ==========   =====

Securitizations and Sales
Whole loan sales to Greenwich affiliate    $  771,801   $       --     n/a     $  771,801   $       --     n/a

ContiMortgage/ContiWest securitizations            --    2,100,000   (100.0%)     800,000    3,850,000   (79.2%)
Other home equity, home improvement and
   other residential mortgage sales ....      539,123      193,360   178.8%     1,123,488      389,543   188.4%
                                           ----------   ----------             ----------   ----------   -----
Total home equity, home improvement and
   other residential mortgage sales ....    1,310,924    2,293,360   (42.8%)    2,695,289    4,239,543   (36.4%)
                                           ----------   ----------             ----------   ----------   -----
Commercial real estate mortgage loans:
   Whole loan sales ....................       81,248           --     n/a        461,900           --     n/a
   Conduit (ContiMAP(R)and affiliates) .           --      581,343   (100.0%)          --      581,343   (100.0%)
   Keystone ............................      248,716      269,543    (7.7%)      568,041      487,495    16.5%
                                           ----------   ----------             ----------   ----------   -----
Total commercial real estate mortgage
 loans .................................      329,964      850,886   (61.2%)    1,029,941    1,068,838    (3.6%)
                                           ----------   ----------             ----------   ----------   -----
Triad auto loans .......................           --       80,007   (100.0%)          --      137,674   (100.0%)
Strategic alliances ....................           --       56,939   (100.0%)      12,783      157,188   (91.9%)
                                           ----------   ----------             ----------   ----------   -----
      Total securitizations and sales ..   $1,640,888   $3,281,192   (50.0%)   $3,738,013   $5,603,243   (33.3%)
                                           ==========   ==========             ==========   ==========   =====

n/a - not applicable

                            ContiMortgage Corporation
                       Delinquencies, Defaults and Losses
                             (dollars in thousands)
                                   (unaudited)


ContiMortgage                                      September 30,        March 31,      September 30,
Servicing Portfolio                                     1999               1999            1998
                                                        ----               ----            ----
Number of loans serviced (at period end)                179,692           194,032           188,625
Serviced loan portfolio (at period end)          $   11,981,339    $   12,966,131    $   12,535,874
                                                 ==============    ==============    ==============

Weighted Average Seasoning (age in months) (1)               21                17                15

Delinquencies:
   30 - 59 days                                            2.11%             1.39%             2.02%
   60 - 89 days                                            0.65%             0.51%             0.74%
   90 days and over                                        0.05%             0.44%             0.57%
                                                 --------------    --------------    --------------
Total delinquencies (%)                                    2.81%             2.34%             3.33%
                                                 ==============    ==============    ==============
Total delinquencies ($)                          $      336,138    $      303,802    $      417,862
                                                 ==============    ==============    ==============

Defaults:

   Foreclosure                                             2.79%             2.29%             1.95%
   Bankruptcy                                              2.03%             1.65%             1.53%
   Real estate owned                                       1.31%             1.04%             0.93%
   Loss mitigation and legal (2)                           1.38%             1.24%             0.91%
                                                 --------------    --------------    --------------
Total defaults (%)                                         7.51%             6.22%             5.32%
                                                 ==============    ==============    ==============
Total defaults ($)                               $      899,973    $      806,656    $      666,687
                                                 ==============    ==============    ==============

 (1) This caption has been added to illustrate the significant change in the age of the portfolio and provide a frame of reference for the location of the portfolio within the default cycle.
 (2) This category includes non-performing accounts specifically identified for accelerated resolution under the Company's loss mitigation program. Resolution strategies include refinances, reinstatements, and full payoffs; forbearance plans; pre-foreclosure sales for less than full payoff; third party foreclosure sales; deed-in-lieu (or "cash for keys"); and charge-offs.

                            ContiMortgage Corporation
                  Delinquencies, Defaults and Losses Continued
                             (dollars in thousands)
                                   (unaudited)

                                                                        For the three   For the twelve
ContiMortgage                                                            months ended    months ended
Loan Loss Experience                                                     September 30,   September 30,
                                                                            1999            1999
                                                                            ----            ----
Average serviced loan portfolio                                          $12,327,641    $12,687,135
                                                                         ===========    ===========
Net losses:
   REMICs and loans held pending securitization                               49,116        180,019
   Loans and properties purchased out of REMICs                                3,002          5,951
                                                                         -----------    -----------
      Total net losses                                                   $    52,118    $   185,970
                                                                         ===========    ===========
Realized net losses as a percentage of average amount outstanding (2):
   REMICs and loans held pending securitization                                 1.59%          1.42%
   Loans and properties purchased out of REMICs                                 0.10%           .05%
                                                                         -----------    -----------
Total realized net losses as a percentage of average amount
       outstanding                                                              1.69%          1.47%
                                                                         ===========    ===========

(2)  Amounts for the three months ended September 30, 1999 are annualized.

Results of Operations

Three and Six Months Ended September 30, 1999 Compared with the Three and Six Months Ended September 30, 1998

The Company incurred a net loss of $333.7 million and $571.4 million for the three and six months ended September 30, 1999 compared to a net loss of $114.3 million and $108.2 million for the three and six months ended September 30, 1998, a decrease of $219.5 million and $463.2 million, respectively. The Company's total gross income (loss) decreased to a loss of $152.9 million and $171.6 million for the three and six months ended September 30, 1999, respectively, from income of $10.9 million and $153.0 million for the comparable periods last year. Total expenses decreased to $180.7 million for the three months ended September 30, 1999 from $196.5 million for the comparable period last year, and increased to $389.5 million for the six months ended September 30, 1999 from $328.4 million for the comparable period last year.

Explanation of the significant revenue and expense captions and the drivers of those changes are described below.

Gain (Loss) on Sale of Receivables:

The following table sets forth the components of gain (loss) on sale of receivables for the three and six months ended September 30, 1999 and 1998:

                                                     Three Months Ended         Six Months Ended
                                                       September 30,              September 30,
                                                       -------------              -------------
(dollars in thousands)                               1999         1998         1999         1998
                                                     ----         ----         ----         ----
Home equity/home improvement                       $ (15,928)   $  83,591    $  24,479    $ 171,112
Commercial real estate                                 1,538        1,490        3,362        2,752
Auto and Other                                            --        9,542           --       17,879
                                                   ---------    ---------    ---------    ---------
       Gain (loss) before fair value adjustments     (14,390)      94,623       27,841      191,743
Fair value adjustments                              (173,486)     (78,307)    (324,668)    (137,855)
                                                   ---------    ---------    ---------    ---------
       Gain (loss) after fair value adjustments    $(187,876)   $  16,316    $(296,827)   $  53,888
                                                   =========    =========    =========    =========

Gain (loss) before fair value adjustments was unfavorable by $109.0 million for the three months ended September 30, 1999 as compared to the same three months of fiscal 1999, whereas total securitizations and sales decreased 50%, from $3.3 billion to $1.6 billion for the same respective periods. Gain (loss) before fair value adjustments was unfavorable by $163.9 million for the six months ended September 30, 1999 as compared to the same six months of fiscal 1999, whereas total securitizations and sales decreased 33%, from $5.6 billion to $3.7 billion for the same respective periods. In the three months ended September 30, 1999 Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities. The consideration for the sale was the net cash proceeds and the residual from the securitization Greenwich's affiliate subsequently executed with the purchased collateral. The loss on this transaction was $20.3 million. The loss was primarily the result of both the prefunding and higher level of overcollateralization levels required by the monoline insurer supporting the transaction due to the Company's impaired financial condition and the perceived quality of the collateral securitized, and the higher level of transaction costs to execute the securiti-zation. For ContiMortgage/ContiWest transactions, gain (loss) before fair value adjustments expressed as a percentage of total securitizations and sales resulted in a loss of 1.22% compared to a gain of 3.6% for the respective three months ended September 30, 1999 and 1998. For the six months ended September 30, 1999 and 1998, ContiMortgage/ContiWest transactions gain (loss) before fair value adjustments expressed as a percentage of total securitizations and sales resulted in a gain of 0.9% compared to a gain of 4.0%, respectively. This decrease in profitability between the two periods reflects higher loss assumptions (see below) and higher investor spread requirements.

For the three months ended June 30, 1999, the Company recorded fair value write-downs of $151.2 million on Interest-only and residual certificates, primarily reflecting increased estimates of credit losses in the ContiMortgage/ContiWest portfolio. In response to events occurring in the first fiscal quarter, as more fully described in Note 2 to the Consolidated Financial Statements, management made a determination that the Company most likely would not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss severities were increased. For the three months ended June 30, 1998, the fair value adjustments of $59.5 million resulted primarily due to increased estimates of future prepayment speeds and losses in the ContiMortgage/ContiWest portfolio.

During the second quarter of fiscal 2000, management made a further determination that assumptions as to future loss frequencies should be increased, resulting in a fair value adjustment to interest-only and residual certificates of $173.5 million for the three months ended September 30, 1999. The basis for this increased expectation in loss frequency was driven by the following factors: (i) the recent performance of the Company's more seasoned REMICs resulted in management increasing its assumptions of loss frequencies across the entire portfolio, and (ii) new data from third parties regarding loss frequency expectations on subprime collateral in general.

The cumulative impact of the fair value adjustments to interest-only and residual certificates for the six months ended September 30, 1999 is $324.7 million.

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

Interest income during the three and six months ended September 30, 1999 declined $58.5 million or 64.3%, and $78.2 million or 48.0%, respectively, compared to the three and six months ended September 30, 1998. Interest expense fell $28.0 million or 42.4%, and $40.8 million or 33.5%, respectively, for the three and six months ended September 30, 1999 compared to the comparable period in the prior year. These decreases reflect the decline in loan originations that began in the second half of fiscal 1999 and continued during the first quarter of fiscal 2000, the elimination of substantially all financing commitments to strategic alliance clients, and the reduction in the balance of ESR.

Net servicing Income:

Net servicing income consists of servicing fees and prepayment penalties collected from borrowers, and capitalized servicing activity. Net servicing income declined $27.5 million and $41.3 million or 95.1% and 74.3% in the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998. The following table presents the components of servicing income for the two periods:

                                                           Three months ended                Six months ended
                                                              September 30,                    September 30,
                                                              -------------                    -------------
(in thousands)                                             1999            1998             1999           1998
                                                           ----            ----             ----           ----
Capitalized servicing created                          $         --    $     31,651           7,052    $     52,653
Premiums paid for capitalized prepayment penalties
                                                                 --         (13,954)         (1,736)        (18,621)
Amortization of capitalized servicing                       (15,344)         (9,787)        (31,361)        (17,872)
Fees and prepayment penalty collections                      24,774          21,056          53,882          39,526
Impairment of capitalized servicing                          (8,000)             --         (13,500)             --
                                                       ------------    ------------    ------------    ------------
 Net servicing income                                  $      1,430    $     28,966    $     14,337    $     55,686
                                                       ============    ============    ============    ============
Total ContiMortgage/ContiWest securitization volume    $         --    $  2,100,000    $    800,000    $  3,850,000
Average ContiMortgage servicing portfolio (excluding
    warehouse)                                         $ 11,302,293    $ 10,220,169    $ 11,539,326    $  9,687,734

The absence of capitalized servicing created during the quarter ended September 30, 1999 was attributable to the appointment of a servicer other than the Company on a loan sale to Greenwich during that quarter. The appointment of another servicer, because of the Company's impaired financial condition, was necessary to obtain the monoline insurance guaranty on the transaction. The increase in amortization of capitalized servicing of $5.6 million in the quarter ended September 30, 1999 versus the comparable fiscal 1999 quarter was due predominantly to the 20% increase in the amount of capitalized servicing created during fiscal 1999, which affects the level of subsequent amortization, as compared to the amount of capitalized servicing created in fiscal 1998 (such capitalized amounts being $76.6 million and $63.6 million, respectively). Further, the prepayment penalty component of capitalized servicing created was higher in fiscal 1999 than fiscal 1998, and since prepayment penalties have set expiration dates that may be as short as six months, capitalized prepayment penalties are, on average, amortized over a much shorter period than normal servicing fees.

The Company recorded an estimated impairment reserve of $5.5 million during the first quarter of fiscal 1999 because certain securitized portfolios have reached delinquency levels that may trigger the loss of the servicing rights related to those pools. The Company also recorded an estimated impairment reserve of $8.0 million in the second quarter of fiscal 2000 due to the expectation that servicing costs on a per loan basis will increase in the future. Given its current financial condition, the Company is unable to increase its servicing portfolio and as a result the portfolio will increase in age. As the portfolio ages, the portion of the portfolio that is delinquent, which is more costly to service, will increase.

Fees and prepayment penalties collected in the three and six months ended September 30, 1999 increased by $3.7 million and $14.4 million, respectively, compared to the three and six months ended September 30, 1998 primarily due to an increase in the average balance of the ContiMortgage/ContiWest portfolio of loans serviced for others and a higher level of ancillary income such as prepayment penalties and late fees.

The following table presents an analysis of capitalized servicing rights activity during the six months ended September 30, 1999:

(in thousands)
Balance as of March 31, 1999                                         $ 105,273
   New securitization                                                    7,052
   Capitalized servicing received in strategic alliance asset swap       3,115
   Amortization of capitalized servicing rights                        (31,361)
   Impairment of capitalized servicing                                 (13,500)
                                                                     ----------
Balance as of September 30, 1999                                     $  70,579
                                                                     =========


Compensation and Benefits and General and Administrative Expenses:

                                                              Three Months Ended                  Six Months Ended
                                                                September 30,                      September 30,
(dollars in thousands)                                    1999                1998             1999              1998
                                                          ----                ----             ----              ----
Compensation and benefits                                $  44,735          $ 51,842         $ 95,791          $ 95,166
                                                         =========          ========         ========          ========
General and administrative expenses                      $  41,827          $ 40,071         $ 84,965          $ 72,582
                                                         =========          ========         ========          ========
Quarter-end head count                                       2,766             3,583
Average head count for the quarter                           2,898             3,394

In the three months ended September 30, 1999 compensation and benefits decreased by $7.1 million or 13.7% due to a workforce reduction of approximately 11%.

General and administrative expenses increased in the three and six months ended September 30, 1999 by $1.8 million and $12.4 million, respectively, or 4.4% and 17.1%, respectively. The increase for the six months ended September 30, 1999 compared to the prior comparable period primarily reflects the expansion of the Company's direct-to-consumer retail operations during fiscal 1999 and the expansion of the Company's servicing operations due to the increase in the size of the servicing portfolio. Direct-to-consumer retail operations require a higher level of G&A Expense than non-retail operations that are conducted through correspondents and brokers.

Other Charges:

Other charges for the three and six months ended September 30, 1999 and 1998 consisted of the following:

                                                              -------------------   --------------------
                                                               Three Months Ended      Six Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
(dollars in thousands)                                           1999       1998      1999       1998
                                                                 -----     -----     ------    --------
Other Charges:
     Write-down of cost in excess of equity acquired
                                                              $  2,569   $  2,782   $ 62,522   $  2,782
     Restructuring charges (excluding compensation related)
                                                                12,056      5,340     18,715      5,340
     Severance for approximately 760 employees                   8,653         --      8,653         --
     Staff retention costs                                      17,143         --     17,143         --
     Write-offs and reserves of receivables from affiliates
        and others                                              13,044     27,968     14,227     27,968
     Other                                                          --         --      2,134         --

Total Other Charges                                           $ 53,465   $ 36,090   $123,394   $ 36,090

Based on the recent developments discussed in Note 2, management made a determination that the carrying value of cost in excess of equity acquired related to most of the Company's operations had been significantly impaired and appropriate write-downs of $2.6 million and $62.5 million for the three and six months ended September 30, 1999, respectively, had to be recorded. For the three months ended September 30, 1999, the writedown of $2.6 million primarily relates to a majority owned subsidiary of the Company based on the Company's expectation of the net proceeds to be realized from the sale of this entity.

The restructuring charges of $12.1 and $18.7 million, for the three and six months ended September 30, 1999, respectively, primarily represent legal and consulting fees related to restructuring.

In August 1999, the Company began the implementation of a workforce reduction plan which has resulted in a reduction of the workforce of approximately 11% as of September 30, 1999, and is expected to result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of the Company's restructuring plan as discussed in Note 2 to the Consolidated Financial Statements. A charge of $8.7 million for severance costs was recorded for approximately 760 employees representing a cross section of individuals from all operations of the Company. At September 30, 1999, $4.3 million of this charge remains in Other liabilities.

In July 1999 and August 1999, the Company established the CFN and CMC 1999 Retention Bonus Plans (the "Plans") for the purpose of retaining the valuable services of the Company's key employees through certain dates. In order to guarantee payment to employees of amounts that will become due to them under the Plans, the Company established and funded irrevocable trusts with the amount necessary to satisfy the Company's maximum liability under the Plans.

Liquidity and Capital Resources

The following discussion of Liquidity and Capital Resources should be read in conjunction with "Recent Developments, Financial Results and Liquidity" at the beginning of this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Funding Requirements

The Company requires continued access to short- and long-term sources of funding for its operations. The Company's primary cash requirements include the funding of (i) mortgage loan originations and purchases pending their pooling and sale,
(ii) on going administrative and other operating expenses which will include payments relating to the Restructuring Plan, (iii) payments related to tax obligations, (iv) interest and principal payments relating to the Company's long-term debt and short-term borrowed funds, (v) the costs of sales under the Company's Purchase and Sale Facilities and Repurchase Agreements (collectively, the "Warehouse Facilities"), and (vi) the cost of any subsequent contingent purchase price payments on prior acquisitions.

The Company has taken steps to improve the cash flow characteristics of its business activities by shedding businesses that required significant capital outlays and focusing its financial resources on its core home equity business. Within the home equity business, the Company took further steps to reduce the capital requirements by implementing a whole loan sale strategy to accelerate recapture of origination costs. Furthermore, development of the Company's retail home equity origination platform provides a source of cash income through origination points and fees. The reduction in correspondent origination volume has significantly reduced the total amount of premiums paid to originate a loan. As competition has decreased, the cost of originating correspondent loans has also dropped significantly, benefiting the Company through lower purchase premiums.

Sources of Liquidity and Capital

During the quarter ended September 30, 1999, the Company's primary sources of liquidity were whole loan sales to the Greenwich purchase facilities and to other third party loan purchasers.

On August 12, 1999, the Company entered into a definitive agreement with Greenwich to provide the Company with a $500 million revolving servicing-released whole loan purchase facility of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich provides a warehouse facility of up to $250 million on a revolving basis. Both facilities ("Greenwich Facilities") expire on March 31, 2000. In addition to the two facilities, Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities.

As of September 30, 1999 the Company had $250 million of committed and $60 million of uncommitted capacity under the warehouse facilities. As of September 30, 1999, the Company had utilized $200 million of the capacity under the Warehouse Facilities.

As discussed in the "Recent Developments, Financial Results and Liquidity", the Company is operating on a negative cash flow basis and is dependent on the Greenwich Facilities for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans under the Greenwich Facilities. The Company is also dependent on continued access to the Bank Facilities or obtaining new bank facilities in order to meet its cash needs.

The Company is required to comply with various financial covenants under its outstanding Senior Notes and Bank Facilities. As of December 31, 1998 and continuing through September 30, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test.

As of December 31, 1998, amended financial covenants were received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities were amended to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad Financial Corporation ("Triad"). On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants.

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

On August 19, 1999, the Company agreed with the lenders under its Bank Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The book value of these Excess Spread Receivables as of September 30, 1999 was approximately $87 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of September 30, 1999.

At September 30, 1999, the Company had outstanding $422.0 million on its Bank Facilities.

On November 10, 1999, the Company entered into a new arrangement with Greenwich to provide monthly servicer advances, up to an aggregate outstanding amount of $125 million, to certain REMICs for which ContiMortgage is the servicer. This arrangement replaced the ContiGroup arrangement which expired on October 15, 1999. Greenwich has agreed to make these advances, for a fee, through November 9, 2000.

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

The Company recently received notification from the New York Stock Exchange that the Company currently does not meet listing standards of the Exchange requiring a minimum average share price of $1.00 over a consecutive 30 trading day period, and total market capitalization of not less than $50 million in conjunction with stockholders' equity of not less than $50 million. The Company is required to bring its average share price to the minimum specified by the Exchange within six months and, in accordance with the rules of the Exchange, the Company is working with the Exchange on a business plan to address the market capitalization and stockholders' equity issue within the applicable time frame. However, it is unlikely that the Company will be successful in meeting these requirements. The Company will examine alternatives to the Exchange for the continued trading of the Company's common stock.

Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, is a critical business and operational issue being addressed by the Company's ongoing entities. During the three months ended September 30, 1999 the Company's Year 2000 Project Team continued to monitor and implement changes to upgrade the Company's facilities, computer systems and applications for Year 2000 compliance. As of September 30, 1999, the Company believes that all material hardware, software and computerized systems are Year 2000 compliant. The Company will continue to monitor and test critical applications through 1999. Modifications will be implemented, as required, to ensure Year 2000 compliance.

The Company estimates that the direct cost of its Year 2000 remediation, including contingency planning, will be approximately $2.0 million. To date, the Company has spent approximately $1.7 million on the Year 2000 issue.

The Company's contingency plan documentation covers a broad range of problems that could occur relative to the turn of the century. In addition, ContiMortgage has a disaster recovery plan in place to support a computer related outage.

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

Using the sensitivity analysis described above, as of September 30, 1999, the Company estimates that a parallel, instantaneous and permanent increase in the U.S. Treasury yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $2 million; an instantaneous and permanent increase in the LIBOR yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $13 million; an instantaneous and permanent increase in the discount rate of 120 basis points (1.20%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $34 million; and an instantaneous and permanent increase in the investor yield spread requirement of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $3 million.

The Company assumed there would be no material change in prepayment speeds under the interest rate change scenarios presented above. The Company estimates that a 100 basis points (1.0%) increase in pre-payment speeds would decrease the fair value of the interest-only and residual certificates by approximately $26 million and would decrease the fair value of the capitalized servicing rights by $1.0 million (net of the estimated benefit from increased prepayment penalty income). See Note 4 to the Consolidated Financial Statements for the effect of changes in prepayment speeds and other assumptions on the interest-only and residual certificates.

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          On or about October 21, 1999, a purported class action entitled O'Hopp
          v. ContiFinancial Corporation, et al., No. 99cv06794, was filed in the United States District Court for the Eastern District of New York on behalf of Dea O'Hopp, a stockholder of the Company, and similarly situated individuals, against the Company, Continental Grain Corporation (sued in its capacity as a "controlling person") and former Company officers and/or directors James E. Moore and Daniel J. Willett. On or about October 29, 1999, a virtually identical complaint was filed against the same defendants in the United States District Court for the Southern District of New York in an action entitled I&M Associates v. ContiFinancial Corporation, et al., No. 99 Civ. 10941. Both actions allege, among other things, violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false or misleading statements and failures to disclose allegedly material information in Company press releases, SEC filings and statements made to analysts during the period from January 19, 1998 through July 21, 1999. These misstatements and omissions, plaintiffs allege, artificially inflated the Company's stock price during the relevant time period. The plaintiffs seek damages in an unspecified amount. The Company intends to defend these actions vigorously. Given the preliminary stage of the litigation, the Company is unable to evaluate the potential materiality of such suits, if any.


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The annual meeting of shareholders of the Company was held September 14, 1999.

          (b) Directors whose term of office as a director continued after the meeting including the Class I Directors elected (see (c)(i) below):


Class I Directors        Class II Directors             Class III Directors
-----------------        ------------------             -------------------
Mark R. Baker            Paul J. Fribourg               John P. Tierney
Alan H. Fishman          John W. Spiegel                Michael J. Zimmerman
Donald L. Staheli        Lawrence G. Weppler

          (c) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated August 25, 1999:

 (i)  Election of Class I Directors

    Nominee                               For             Withheld
    -------                               ---             --------
    Mark R. Baker                      37,611,976          42,420
    Alan H. Fishman                    37,612,376          42,020

                                                                   For           Against          Abstain
                                                                   ---           -------          -------
(ii) Amend the 1995 Long-Term Stock Incentive
Plan (Re: Limits):                                             37,544,226        96,670            13,500

(iii) Amend the 1995 Long-Term Stock Incentive
Plan (Re: Increase):                                           37,018,185        623,526           12,685

(iv) Amend the 1995 Long-Term Stock Incentive Plan
(Re: Goals):                                                   37,420,625        221,686           12,085

(v) Amend the Section 162(m) Bonus Plan:                       37,574,144         69,052            11,200

(vi) Appointment of Auditors:                                  37,626,613         25,583             2,200

          Appointment of the firm of Arthur Andersen LLP as the independent accountants for the Company for the fiscal year ending March 31, 2000.

     (d) Subsequent to the vote, on October 13, 1999, the following directors resigned from the board:

          Donald Staheli
          John P. Tierney
          Lawrence Weppler

     (e) Subsequent to the vote, on October 13, 1999, the following persons have been elected as directors by the board of directors to fill vacancies on the board of directors:

          James Larocca
          Thomas Robards

Item 6. Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                  Exhibit
                     No.                             Description

                10.33   Fourth Amendment to the Credit Agreement

                10.34 Fourth Amendment to the Amended and Restated Letter of Credit and Reimbursement Agreement

                10.35 Pledge and Security Agreement between the Company and Credit Suisse First Boston

                10.36 Master Repurchase Agreement between Greenwich Capital Financial Products, Inc. and the Company

                10.37 Master Mortgage Loan Purchase Facility between Greenwich Capital Financial Products, Inc. and the Company

                10.38 Amended and Restated Pledge and Security Agreement between the Company and Greenwich Capital Financial Products, Inc., et al

                11.1    Computation of the Company's Earnings Per Common Share

                12.1    Ratio of Earnings to Fixed Charges

                27.1    Financial Data Schedule

                (b)Reports on Form 8-K.

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ContiFinancial Corporation



Signature                          Title                           Date

/s/ William P. Higgins   Senior Vice President and             November 15, 1999
------------------------  Controller (Principal Accounting     -----------------
William P. Higgins          Officer)


/s/ Frank W. Baier       Senior Vice President and Chief       November 15, 1999
------------------------  Financial Officer (Principal         -----------------
Frank W. Baier              Financial Officer)