Form 10-Q/A
period 1999-09-30
CONTIFINANCIAL CORP
filed 1999-11-16
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q/A
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______to_________

                                     1-14074
                            ------------------------
                            (Commission File Number)


                           ContiFinancial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                            13-3852588
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

277 Park Avenue
New York, New York                                         10172
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:              (212) 207-2800
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

The Form 10-Q previously filed is hereby amended as follows:

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


                           ContiFinancial Corporation



Signature                          Title                           Date

/s/ William P. Higgins   Senior Vice President and             November 16, 1999
------------------------  Controller (Principal Accounting     -----------------
William P. Higgins          Officer)


/s/ Frank W. Baier       Senior Vice President and Chief       November 16, 1999
------------------------  Financial Officer (Principal         -----------------
Frank W. Baier              Financial Officer)