Form 10-Q
period 1999-12-31
CONTIFINANCIAL CORP
filed 2000-02-14
CIK 1002130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
     December 31, 1999
                                      OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______to_________

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 46,655,538 shares of common stock outstanding as of February 3, 2000.

                           ContiFinancial Corporation

                                Table of Contents


                                     PART I

                                                                          Page
                                                                          ----
Item 1.  Financial Statements (unaudited)
            Consolidated Balance Sheets . . . . . . . . . . . . . . . . ..  3
            Consolidated Statements of Operations . . . . . . . . . . . ..  4
            Condensed Consolidated Statements of Cash Flows . . . . . . ..  5
            Notes to Unaudited Condensed Consolidated Financial Statement   6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . .. 17
            Recent Developments, Financial Results and Liquidity  . . . .. 17
            Selected Financial Data . . . . . . . . . . . . . . . . . . .. 21
            Results of Operations . . . . . . . . . . . . . . . . . . . .. 24
            Liquidity and Capital Resources . . . . . . . . . . . . . . .. 30
            Year 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .. 32
            Forward-looking Statements . . . . . . . . . . . . . . . . .   32
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . .. 33
                                     PART II

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   35
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   36

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

                          PART I FINANCIAL INFORMATION
Item 1.           Financial Statements
                           CONTIFINANCIAL CORPORATION
     Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999
              (in thousands,  except share data)

                                                                                               December 31,     March 31,
                                                                                                   1999           1999
                                         Assets                                                 (unaudited)
                                                                                                -----------    -----------
Cash and cash equivalents                                                                       $    87,403    $   112,839
Restricted cash                                                                                       1,737          4,072
Receivables held for sale:
   Receivables held for sale                                                                        228,832      1,089,410
   Allowance for loan losses                                                                        (19,402)        (7,364)
                                                                                                -----------    -----------
Receivables held for sale, net                                                                      209,430      1,082,046
Other receivables                                                                                    79,783         95,984
Due from affiliates                                                                                      --         53,680
Interest-only and residual certificates (See Note 4)                                                351,341        722,012
Capitalized servicing rights                                                                         55,780        105,273
Premises and equipment, net of accumulated depreciation of  $15,434 and
   $13,454 as of  December 31, 1999 and March 31, 1999, respectively                                 18,146         23,792
Cost in excess of equity acquired                                                                    12,182         85,388
Equity investments in unconsolidated subsidiaries                                                        --          4,978
Taxes receivable                                                                                         --         13,024
Other assets                                                                                         22,851         52,076
                                                                                                -----------    -----------
         Total assets                                                                           $   838,653    $ 2,355,164
                                                                                                ===========    ===========
                          Liabilities and Stockholders' Equity
Liabilities:
Accounts payable                                                                                $    59,336    $    90,412
Receivables sold under agreements to repurchase                                                     107,190        804,524
Due to affiliates                                                                                       --           8,918
Short-term debt (See Note 8)                                                                        422,220        512,797
Taxes payable                                                                                         7,622             --
Long-term debt (See Note 8)                                                                         699,223        699,225
Other liabilities                                                                                    16,742         31,316
                                                                                                -----------    -----------
         Total liabilities                                                                        1,312,333      2,147,192
                                                                                                -----------    -----------
Commitments and contingencies
Minority interest in subsidiaries                                                                     4,102          4,721
                                                                                                -----------    -----------
Stockholders' equity (deficit):
Preferred stock (par value $0.01 per share; 25,000,000 shares authorized; none
     issued at December 31, 1999 and March 31, 1999)                                                    --              --
Common stock (par value $0.01 per share;  250,000,000 shares
    authorized;  47,657,539 shares issued at December 31, 1999                                          477            477
    and March 31, 1999)
Paid-in capital                                                                                     396,280        398,209
Accumulated deficit                                                                                (849,330)      (163,301)
Treasury stock (1,001,273 and 910,169 shares of common stock, at cost, at December 31,
     1999 and March 31, 1999, respectively)                                                         (25,209)       (25,106)
Deferred compensation                                                                                    --         (7,028)
                                                                                                -----------    -----------
         Total stockholders' equity (deficit)                                                      (477,782)       203,251
                                                                                                -----------    -----------
         Total liabilities and stockholders' equity (deficit)                                   $   838,653    $ 2,355,164
                                                                                                ===========    ===========

 The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Consolidated Statements of Operations
         for the three and nine months ended December 31, 1999 and 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                                Three Months Ended              Nine Months Ended
                                                                   December 31,                   December 31,
                                                              1999              1998          1999              1998
                                                         ------------    ------------    ------------    ------------
Gross income (loss):
    Gain (loss) on sale of receivables                   $    (12,613)   $     35,720    $   (309,440)   $     89,608
    Commercial real estate valuation adjustments
                                                                   --              --              --        (129,034)
    Interest                                                   14,623          72,740          99,255         235,619
    Net servicing income                                        8,689          18,631          23,026          74,317
    Gain on sale of subsidiary (Note 5)                           453              --          22,574              --
    Other income                                                6,641          (1,523)         10,738           8,029
                                                         ------------    ------------    ------------    ------------

         Total gross income (loss)                             17,793         125,568        (153,847)        278,539
                                                         ------------    ------------    ------------    ------------


Expenses:
   Compensation and benefits                                   33,267          48,366         129,058         143,532
   Interest                                                    26,795          61,285         107,564         182,807
   Provision for loan losses                                    1,143           1,059           5,701           4,110
   General and administrative                                  37,793          41,342         122,758         113,924
   Other charges (Note 3)                                      33,364          44,192         156,758          80,282
                                                         ------------    ------------    ------------    ------------
         Total expenses                                       132,362         196,244         521,839         524,655
                                                         ------------    ------------    ------------    ------------
Loss before income taxes and minority interest               (114,569)        (70,676)       (675,686)       (246,116)
Provision (benefit) for income taxes (Note 6)                      17         (11,907)         10,359         (79,168)
                                                         ------------    ------------    ------------    ------------

Loss before minority interest                                (114,586)        (58,769)       (686,045)       (166,948)
Minority interest in earnings (losses) of subsidiaries             19              31             (16)             83
                                                         ------------    ------------    ------------    ------------
         Net loss                                        $   (114,605)   $    (58,800)   $   (686,029)   $   (167,031)
                                                         ============    ============    ============    ============
Basic loss per common share                              $      (2.46)   $      (1.27)   $     (14.76)   $      (3.61)
                                                         ============    ============    ============    ============

Diluted loss per common share                            $      (2.46)   $      (1.27)   $     (14.76)   $      (3.61)
                                                         ============    ============    ============    ============

Basic weighted average number of shares outstanding        46,545,136      46,140,707      46,487,173      46,326,692
                                                         ============    ============    ============    ============
Diluted weighted average number of shares outstanding
                                                           46,545,136      46,140,707      46,487,173      46,326,692
                                                         ============    ============    ============    ============

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
                      Condensed Consolidated Statements of
                      Cash Flows for the nine months ended
                           December 31, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                                                          Nine Months Ended
                                                                                                             December 31,
                                                                                                         1999          1998
                                                                                                     ---------       ---------
              Net cash provided by (used in) operating activities                                    $  23,230       $(342,937)
                                                                                                     ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of majority-owned subsidiary, net (Note 5)                                        34,649              --
   Acquisitions of majority-owned subsidiaries (net of cash acquired)                                     (806)        (26,730)
   Acquisitions of minority-owned subsidiaries                                                              --          (1,544)
   Purchase of premises and equipment, net                                                              (2,751)        (10,983)
   Proceeds from sale of unconsolidated subsidiaries and investments                                    10,580              --
   Other, net                                                                                              452              --
                                                                                                     ---------       ---------
         Net cash provided by (used in) investing activities                                            42,124         (39,257)
                                                                                                     ---------       ---------
Cash flows from financing activities:
   Increase in due to affiliates                                                                            --           7,379
   Increase (decrease) in short-term debt                                                              (90,790)        145,884
   Increase in long-term debt                                                                               --         199,778
   Debt issuance costs                                                                                      --         (11,692)
   Repurchase of common stock                                                                               --         (22,052)
   Other, net
                                                                                                     ---------       ---------
         Net cash provided by (used in) financing activities                                           (90,790)        319,297
                                                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                                                   (25,436)        (62,897)
Cash and cash equivalents at beginning of  period                                                      112,839         173,588
                                                                                                     ---------       ---------
Cash and cash equivalents at end of period                                                           $  87,403       $ 110,691
                                                                                                     =========       =========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

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

2.  RECENT DEVELOPMENTS, FINANCIAL RESULTS AND LIQUIDITY

In fiscal 1999 and continuing through the first three quarters of fiscal 2000 the Company has incurred significant losses of $426.3 million and $686.0 million, respectively. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. At December 31, 1999 stockholders' equity has been reduced to a deficit balance of $477.8 million. Consequently, the Company does not expect that it will have sufficient liquidity or assets to repay the Bank Facilities, which are due on March 31, 2000, or the Senior Notes and expects that it will have to restructure its outstanding debt by the commencement of a case under Chapter 11 of the Bankruptcy Code.

During fiscal 1999 and fiscal 2000, the Company recorded fair value adjustments to interest-only and residual certificates totaling approximately $329 million and $357 million, respectively, resulting primarily from higher than estimated credit losses as well as higher than estimated prepayment speeds and an increase in the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at December 31, 1999, but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced, resulting in a net loss for such period.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

The Company's operations were also significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first three quarters of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

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

Following a review of the Company's situation, Mr. Fishman and other members of the Company's senior management pursued a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities, and then recommencing the search for an equity investor in the Company, or a buyer of the Company's business or of certain of the Company's assets.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

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

As of December 31, 1999, the Company had utilized $107 million of the capacity under the Greenwich Warehouse Facilities.

On November 9, 1999, the Company entered into a new arrangement with Greenwich to provide monthly servicer advances, up to an aggregate outstanding amount of $125 million, to certain REMICs for which ContiMortgage is the servicer. This arrangement replaced the ContiGroup arrangement which expired on October 15, 1999. Greenwich has agreed to make these advances, for a fee, through November 9, 2000.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the reduction of approximately 30% of the Company's employees by the end of the fiscal year in order to achieve the strategic goals of focusing the Company's origination in the channels with the most potential and reducing the overall size of the Company. See Note 3.

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also included providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables. The book value of these Excess Spread Receivables as of December 31, 1999 was approximately $84 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of December 31, 1999.

As a result of the developments described above, the Company determined, during the first quarter of fiscal 2000, that the carrying value of cost in excess of equity acquired on the Company's balance sheet had been impaired and should be written-down (see Note 3 and Management's Discussion and Analysis of Financial Condition and Results of Operations). During the first three quarters of fiscal 2000, the Company also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss frequencies and severities were increased, resulting in fair value adjustments to interest-only and residual certificates (see Note 4 and Management's Discussion and Analysis of Financial Condition and Results of Operations).

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being substantially accomplished, the Company has re-launched its efforts to explore strategic alternatives. The Company has retained financial advisors Lehman Brothers, Inc. and The Blackstone Group L.P. (the "Advisors") as advisors in the process. With the assistance of the Advisors, the Company has pursued various strategic alternatives including but not limited to a sale of the Company, sales of one or more of the business operations and/or assets of the Company or a recapitalization of the Company with or without additional equity capital.

During the fiscal quarter ended December 31, 1999, the Company and its Advisors identified and contacted potential parties to pursue one or more of these strategic alternatives. The Company has received indications of interest from several of such parties for the purchase of various groups of assets of the Company, and the interested parties have been conducting reviews of the Company and the Company's assets. No assurance can be given that the Company will be able to sell any or all of the Company's assets. The Company expects that any sale of assets to an interested party will be consummated under the supervision of a bankruptcy court. No assurances can be given that the ultimate recoverability of asset and liability amounts will equal the carrying amounts indicated in the accompanying Financial Statements.

During the restructuring process, the Company expects that it will be cash flow negative and will operate at a loss. The Company's continued operations during the restructuring process are dependent on the continued availability of the Bank Facilities and the warehouse financing and the supplemental servicer agreement under the Greenwich arrangements. During this period, the Company's cash reserves may not be sufficient to meet the Company's cash needs.

The Company's Bank Facilities and the Greenwich warehouse and purchase facilities expire on March 31, 2000. The Company believes it will have sufficient liquidity to meet its obligations until March 31, 2000. The Company does not currently have sufficient financial resources to repay the borrowings under the Bank Facilities on such date, and no assurance can be given that the Company will be able to extend, renegotiate or refinance any of the facilities. The Company does not expect that the proceeds it would receive upon the consummation of any sale of its assets would be sufficient to allow the Company to repay the Bank Facilities and the Senior Notes or to replace the Greenwich facilities. Accordingly, the Company anticipates that it will be necessary to restructure its outstanding debt, including the Bank Facilities and the Senior Notes, by the commencement of reorganization proceedings under Chapter 11 of the Bankruptcy Code. See Note 8.

For the nine months ended December 31, 1999, the Company incurred a net loss of $686.0 million, primarily due to the fair value adjustment to interest-only and residual certificates, the write-down of cost in excess of equity acquired, and restructuring and severance costs as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $477.8 million.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

3.  OTHER CHARGES

Other charges included in the Company's Consolidated Statements of Operations for the three and nine months ended December 31, 1999 and 1998 consisted of the following:

                                                                Three Months Ended           Nine Months Ended
                                                                  December 31,                 December 31,
                                                              --------------------        ----------------------
                                                                  1999     1998              1999        1998
                                                                  -----    -----             -----       ----
Other Charges:  (in thousands)
     Write-down of cost in excess of equity acquired          $     --   $ 23,573          $ 62,522   $ 26,355
     Restructuring charges (excluding compensation related)      5,941      4,027            24,656      9,367
     Severance costs                                               717      4,838             9,370      4,838
     Staff retention costs                                       5,563         --            22,706         --
     Write-offs and reserves of receivables from affiliates
        and others, net                                         21,143     11,754            35,370     39,722
     Other                                                          --         --             2,134         --
                                                              --------   --------          --------   --------
Total Other Charges                                           $ 33,364   $ 44,192          $156,758   $ 80,282
                                                              ========   ========          ========   ========

Based on the recent developments discussed in Note 2, management made a determination that the carrying value of cost in excess of equity acquired related to most of the Company's operations had been significantly impaired and appropriate write-downs of $62.5 million for the nine months ended December 31, 1999 had to be recorded.

The restructuring charges of $5.9 and $24.7 million, for the three and nine months ended December 31, 1999, respectively, primarily represent legal and consulting fees related to restructuring.

In August 1999, the Company began the implementation of a workforce reduction plan which has resulted in a reduction of the workforce of approximately 26% as of December 31, 1999, and is expected to result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of the Company's restructuring plan as discussed in Note 2. A charge of $8.7 million for severance costs was recorded for approximately 760 employees representing a cross section of individuals from all operations of the Company. At December 31, 1999, substantially all of the severance costs originally accrued for have been disbursed. In the quarter ending December 31, 1999, additional severance costs of $0.7 million were incurred.

Staff retention costs include monthly discretionary stay bonuses and CFN and CMC 1999 Retention Bonus Plans (the "Plans"). In July 1999 and August 1999, the Company established the Plans for the purpose of retaining the valuable services of the Company's key employees through the restructuring period. In order to guarantee payment to employees of amounts that will become due to them under the Plans, the Company

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

established and funded irrevocable trusts with the amount necessary to satisfy the Company's maximum liability under the Retention Bonus Plans.

The Write-offs and reserves of receivables from affiliates and others primarily relates to approximately $21 million and $39.8 million at the three and nine months ended December 31, 1999, of reserves taken against certain assets received from a strategic alliance. The continued effect of the market conditions referred to in Note 2 on this strategic alliance caused the realization of the assets recorded in other receivables to become doubtful.

4.  INTEREST-ONLY AND RESIDUAL CERTIFICATES

Interest only and residual certificates (also referred to as excess spread receivables or ESR) represents the present value of the estimated stream of future cash flows that the Company expects to receive over the life of a securitization, taking into consideration estimated prepayment speeds and credit losses. At December 31, 1999 and March 31, 1999, the Company's ESR portfolio consisted of the following:


                                               December 31,      March 31,
                                                 1999             1999
                                               --------         --------
          Home equity:
              ContiMortgage/ContiWest          $302,528         $611,320
              Other servicers                    16,326           24,800
                                               --------         --------
                 Total home equity              318,854          636,120
          Home improvement                       19,420            4,046
          Commercial real estate                  5,608            6,263
          Auto                                    5,392           69,804
          Other                                   2,067            5,779
                                               --------         --------
                 Total ESR portfolio           $351,341         $722,012
                                               ========         ========

The changes in ESR from March 31, 1999 to December 31, 1999 are presented in the table below:

         Interest-only and residual certificates:
         ----------------------------------------

         Balance as of March 31, 1999                                 $ 722,012
            New securitizations                                          43,543
            ESR received in strategic alliance asset swap                17,964
            Net cash distributions from REMICs and trusts               (68,202)
            Sale of subsidiary                                          (62,446)
            Accruals of interest income                                  33,721
            Clean-up call on previously sold ESR                         22,076
            Sale of residuals                                              (325)
            Fair value adjustments                                     (357,002)
                                                                      ---------
         Balance as of December 31, 1999                              $ 351,341
                                                                      =========

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

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

A significant factor affecting the level of estimated future ESR cash flows is the rate at which the underlying principal of the securitized loans is reduced. Prepayments represent principal reductions in excess of contractually scheduled reductions, and prepayment speeds are generally expressed as an annualized Conditional (or Constant) Prepayment Rate ("CPR"). In determining the fair value of the ContiMortgage/ContiWest ESR portfolio as of December 31, 1999, the Company's weighted average estimated future CPR was approximately 29% as compared to approximately 28% at March 31, 1999.

Another significant factor that is considered in estimating the fair value of ESR is the estimate of future credit losses. As credit enhancement, the ESR is subordinate to the rights of the holders of the senior pass-through securities. Aggregate lifetime credit losses (historical plus future) as a percentage of the original pool balances for the ContiMortgage/ContiWest ESR portfolio was estimated to be 4.85% at December 31, 1999 as compared to 2.91% at March 31, 1999. Based on the developments during the first quarter of fiscal 2000, as discussed in Note 2, the Company made a determination that it most likely would not be able to achieve the results in its prior loan loss projections; therefore, assumptions as to future loss severities were increased, resulting in a fair value adjustment to interest-only and residual certificates of $151.2 million for the three months ended June 30, 1999. For each of the second and third quarters of fiscal 2000, the Company made a further determination that assumptions as to future loss frequencies should be increased, resulting in a fair value adjustment to interest-only and residual certificates of $173.5 million in the second quarter and $32.3 million in the third quarter. The basis for this increased expectation in loss frequency was driven by the following factors: For the second quarter of fiscal 2000, (i) the performance of the Company's more seasoned REMICs resulted in management increasing its assumptions of loss frequencies across the entire portfolio, and (ii) data from third parties regarding loss frequency expectations on sub-prime collateral in general. For the third quarter of fiscal 2000, the performance of certain of the Company's more seasoned REMICS resulted in management increasing its loss assumptions across certain segments of the portfolio.

The cumulative impact of the fair value adjustments to interest-only and residual certificates for the nine months ended December 31, 1999 is $357.0 million.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

The Company determines the discount rate used in estimating fair value by selecting a rate that it believes is commensurate with the risks involved. The Company recognizes that the ESR discount rate when interacting with the other two assumptions, losses and prepayment, is a "risk-adjusted" rate. In determining this rate the Company considers many factors including a comparison to the yields on other financial instruments with prepayment or credit risk. The future cash flows estimated as of December 31, 1999 and March 31, 1999, taking into consideration estimated prepayment rates and credit losses, were discounted at 12% to arrive at the fair value amounts presented in the accompanying Consolidated Balance Sheets.

Assumptions regarding future CPR and credit losses are subject to volatility that could materially affect operating results. Both the amount and timing of estimated ESR cash flows are dependent on the performance of the underlying loans, and actual cash flows may vary significantly from expectations. If actual prepayment speeds or credit losses in future periods were to be higher than the assumptions used in the Company's fair value estimate, or if the estimated market discount rate were to increase, the ESR carrying value would have to be written down through a charge to earnings, which could cause the Company to report losses in future periods. Given the size of ContiMortgage/ContiWest's servicing portfolio, even a modest change in ESR fair value assumptions can have a relatively large impact on the ESR fair value. The table below illustrates the impact of a positive or negative change in a single assumption used to determine fair value for the ContiMortgage/ContiWest related ESR while keeping the absolute value of the other two assumptions constant. The impact of changes in these assumptions is not linear. As of December 31, 1999, changes in the assumptions would have approximately the following impact on fair value:

          Factor                    Change                   Fair value impact
          ------                    ------                   -----------------

          Annual CPR                +100 basis points        $(20.1 million)
          Annual CPR                - 100 basis points       $ 21.4 million
          Lifetime credit losses    +  10 basis points       $(14.2 million)
          Lifetime credit losses    -   10 basis points      $ 15.3 million
          Discount rate             +100 basis points        $(23.5 million)
          Discount rate             - 100 basis points       $ 26.0 million

5.  GAIN ON SALE OF SUBSIDIARY

On June 11, 1999, the Company sold its interest in its wholly-owned subsidiary, Triad Financial Corporation ("Triad") to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain of approximately $22.6 million and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities.

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

6.  TAXES

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the entire amount of the net deferred tax asset since it is more likely than not that the net deferred tax asset will not be realized.

Due to the Company's ownership of REMIC residual certificates, the Federal tax provision for the three and nine months ended December 31, 1999 is based on excess inclusion generated by the ownership of these certificates.


7.  EARNINGS PER SHARE

For the three and nine months ended December 31, 1999 and 1998, diluted loss per share equals basic loss per share, as the dilutive calculation would have an antidilutive impact as a result of the net loss incurred in those periods.


8.  DEBT

Short-term and long-term debt at December 31, 1999 and March 31, 1999 consisted of the following:

                                                             December 31, March 31,
                                                               1999        1999
                                                             --------     --------
Short-term debt:
   Commercial paper                                          $258,925     $312,477
   Revolving Credit Facility                                  163,000      200,000
   Current portion of long-term debt                              295          320
                                                             --------     --------

Total short-term debt                                        $422,220     $512,797
                                                             ========     ========

Long-term debt:
   8 3/8% Senior Notes, $300 million face amount, due 2003   $299,493     $299,405
   7 1/2% Senior Notes, $200 million face amount, due 2002    199,655      199,547
   8 1/8% Senior Notes, $200 million face amount, due 2008    199,804      199,792
   Capitalized lease                                              271          481
                                                             --------     --------
Total long-term debt                                         $699,223     $699,225
                                                             ========     ========

The Company is required to comply with various financial covenants under its outstanding Senior Notes and Bank Facilities. As of December 31, 1998 and continuing through December 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a

                           CONTIFINANCIAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test.

As of December 31, 1998, amended financial covenants were received changing the leverage and fixed charge ratios and the minimum net worth test in the Bank Facilities, and lenders agreed to exclude certain charges from the covenant ratio calculations. As of March 31, 1999, the Bank Facilities were amended to eliminate the financial covenants and borrowing base provisions, among other things. As part of the bank amendment, the Company agreed to reduce commitments under the Bank Facilities by 75% of the total proceeds received by the Company for the sale of Triad Financial Corporation ("Triad"). See Note 5. On June 11, 1999, the sale of Triad was closed, and the Bank Facilities commitments were reduced by approximately $95 million. If the above mentioned amendments had not been obtained, the Company would not have been in compliance with the covenants.

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

On August 19, 1999, the Company agreed with the lenders under its Bank Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements ("Term Facility"). The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables with a June 30, 1999 book value of approximately $147 million. The book value of these Excess Spread Receivables as of December 31, 1999 was approximately $84 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of December 31, 1999.

9.  SUBSEQUENT EVENTS

Retention Bonus Plan

Effective in February 2000, the Company established the CFN 2000 Retention Bonus Plans (the "Plans") for the purpose of retaining the valuable services of the Company's key employees through certain dates. In order to guarantee certain payments under the Plans, the Company established and funded irrevocable trusts in the amount of $2.5 million.

New York Stock Exchange Listing

On January 3, 2000, the New York Stock Exchange ("NYSE") announced that trading in the stock of the Company was to be suspended on January 5, 2000. Following suspension the NYSE applied to the

Securities and Exchange Commission to delist the Company. The NYSE's action was taken because the Company did not meet the NYSE's listing standards.

10.       LITIGATION

A number of purported class actions have been filed on behalf of the identified stockholders of the Company, and similarly situated individuals, against the Company, Continental Grain Corporation (sued in its capacity as a "controlling person") and former Company officers and/or directors, James E. Moore and Daniel
J. Willett. Four actions have been filed in the United States District Court for the Eastern District of New York: Dea O'Hopp, et al., v. ContiFinancial, et al., No. 99 Civ 6794; Scott Brenner, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8074; Christopher Locallo, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8065, and Yisroel Weingarten, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8209; three other actions have been filed in the United States District Court for the Southern District of New York: I & M Associates, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 10941; Elfriede Glancy, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 11436; William Black, et al., v. ContiFinancial Corporation, et al., No. 99 Civ. 11941. The complaints are virtually identical and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false or misleading statements and omissions in Company press releases, SEC filings, and statements made to analysts during the period from January 19, 1998 through July 21, 1999. These misstatements and omissions, plaintiffs allege, artificially inflated the Company's stock price during the relevant time period. Plaintiffs in each of the cases seek damages in an unspecified amount. The Company, along with the other defendants, is seeking to have all seven cases consolidated in the Southern District of New York; plaintiffs are seeking to consolidate the litigation in the Eastern District of New York. Also pending is a motion under the Private Securities Litigation Reform Act of l995 for the appointment of lead plaintiffs and lead plaintiffs' counsel. While the Company intends to defend these actions vigorously, any filing by the Company under Chapter 11 of the Bankruptcy Code would operate automatically to stay the prosecution of the litigation against the Company. Given the preliminary stage of the litigation, and the uncertainties surrounding the Company's ability to continue as a going concern, the Company is unable to evaluate the potential materiality of such suits, if any, on future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto included herein, and the Company's audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Certain statements under this caption constitute "forward-looking statements" under federal securities laws. See "Forward-looking Statements."

Recent Developments, Financial Results and Liquidity

In fiscal 1999 and continuing through the first three quarters of fiscal 2000 the Company has incurred significant losses of $426.3 million and $686.0 million, respectively. Over this period the Company has experienced a significant decline in liquidity. As a result of these factors there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. At December 31, 1999 stockholders' equity has been reduced to a deficit balance of $477.8 million. Consequently, the Company does not expect that it will have sufficient liquidity or assets to repay the Bank Facilities, which are due on March 31, 2000, or the Senior Notes and expects that it will have to restructure its outstanding debt by the commencement of a case under Chapter 11 of the Bankruptcy Code.

During fiscal 1999 and fiscal 2000, the Company recorded fair value adjustments to interest-only and residual certificates totaling approximately $329 million and $357 million, respectively, resulting primarily from higher than estimated credit losses as well as higher than estimated prepayment speeds and an increase in the discount rate used in the valuation from 10% to 12% to reflect the capital market's deteriorating view of the "sub-prime" industry in which the Company operates. The Company believes its interest-only and residual certificates are fairly valued at December 31, 1999, but can provide no assurances that future prepayment and loss experience or changes in the required market discount rate will not necessitate additional write-downs. If there are such additional write-downs in future periods, the Company's income would be reduced, resulting in a net loss for such period.

The Company's operations were also significantly and adversely affected by difficult capital market conditions that commenced in the second quarter of fiscal 1999, with the effects of these events, and their repercussions, continuing to affect the Company's results through the first three quarters of fiscal 2000. During the second quarter of fiscal 1999, the economic instability in Asia and Russia precipitated a global debt crisis (the "Debt Crisis") which caused a "flight to quality" by investors. During this period, fixed income investors purchased large amounts of U.S. Treasury securities, causing U.S. Treasury yields to decrease significantly. As investor demand for U.S. Treasury securities increased, the demand for other fixed income securities declined dramatically, causing yields on such other securities to rise relative to U.S. Treasury securities. Since almost all of the Company's loan originations were ultimately funded by the issuance of securities backed by the loans it originates (securitization), these unusual interest rate movements affected the market value of all of the Company's originations, causing significant losses and leading to a critical loss of liquidity.

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

Following a review of the Company's situation, Mr. Fishman and other members of the Company's senior management pursued a plan (the "Restructuring Plan") of focusing the Company's operations on the most promising of its origination channels, reducing the size of the Company, negotiating for the restructuring or extension of the Company's credit facilities and then recommencing the search for an equity investor in the Company, or a buyer of the Company's business or of certain of the Company's assets.

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

As of December 31, 1999, the Company had utilized $107 million of the capacity under the Greenwich Warehouse Facilities.

On November 9, 1999, the Company entered into a new arrangement with Greenwich to provide monthly servicer advances, up to an aggregate outstanding amount of $125 million, to certain REMICs for which ContiMortgage is the servicer. This arrangement replaced the ContiGroup arrangement which expired on October 15, 1999. Greenwich has agreed to make these advances, for a fee, through November 9, 2000.

Also in August 1999, the Company began the implementation of a workforce reduction plan which will result in the reduction of approximately 30% of the Company's employees by the end of the fiscal year in order to achieve the strategic goals of focusing the Company's origination in the channels with the greatest potential and reducing the overall size of the Company.
See Note 3 to the Consolidated Financial Statements.

On August 19, 1999, the Company agreed with the lenders under its Revolving Credit Facility and Commercial Paper Program (collectively, the "Bank Facilities") to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also included providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables. The book value of these Excess Spread Receivables as of December 31, 1999 was approximately $84 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of December 31, 1999.

As a result of the developments described above, the Company determined, during the first quarter of fiscal 2000, that the carrying value of cost in excess of equity acquired on the Company's balance sheet had been impaired and should be written-down (see Note 3 to the Consolidated Financial Statements). During the first and second quarters of fiscal 2000, the Company also determined that it may not be able to achieve the results assumed in its prior loan loss projections; therefore, assumptions as to future loss frequencies and severities were increased, resulting in fair value adjustments to interest-only and residual certificates (see Note 4 to the Consolidated Financial Statements).

With the objectives of the Restructuring Plan of refocusing the Company's operations, reducing the size of the Company and restructuring and extending the Company's credit facilities being substantially accomplished, the Company has re-launched its efforts to explore strategic alternatives. The Company has retained financial advisors Lehman Brothers, Inc. and The Blackstone Group L.P. (the "Advisors") as advisors in the process. With the assistance of the Advisors, the Company has pursued various strategic alternatives including but not limited to a sale of the Company, sales of one or more of the business operations and/or assets of the Company or a recapitalization of the Company with or without additional equity capital.

During the fiscal quarter ended December 31, 1999, the Company and its Advisors identified and contacted potential parties to pursue one or more of these strategic alternatives. The Company has received indications of interest from several of such parties for the purchase of various groups of assets of the Company, and the interested parties have been conducting reviews of the Company and the Company's assets. No assurance can be given that the Company will be able to sell any or all of the Company's assets. The Company contemplates that any sale of assets to an interested party will be consummated under the supervision of a bankruptcy court. No assurances can be given that the ultimate recoverability of asset and liability amounts will equal the carrying amounts indicated in the accompanying Financial Statements.

During the restructuring process, the Company expects that it will be cash flow negative and will operate at a loss. The Company's continued operations during the restructuring process are dependent on the continued availability of the Bank Facilities and the warehouse financing and the supplemental servicer agreement under the Greenwich arrangements (see Note 8 to the Consolidated Financial Statements). During this period, the Company's cash reserves may not be sufficient to meet the Company's cash needs.

The Company's Bank Facilities and the Greenwich warehouse and purchase facilities expire on March 31, 2000. The Company believes it will have sufficient liquidity to meet its obligations until March 31, 2000. The Company does not currently have sufficient financial resources to repay the borrowings under the Bank Facilities on such date, and no assurance can be given that the Company will be able to extend, renegotiate or refinance any of the facilities. The Company does not expect that the proceeds it would receive upon the consummation of any sale of its assets would be sufficient to allow the Company to repay the Bank Facilities and the Senior Notes or to replace the Greenwich facilities. Accordingly, the Company contemplates that it will be necessary to restructure its outstanding debt, including the Bank Facilities and the Senior Notes, by the commencement of reorganization proceedings under Chapter 11 of the Bankruptcy Code. See Note 8 to the Consolidated Financial Statements.

For the nine months ended December 31, 1999, the Company incurred a net loss of $686.0 million, primarily due to the fair value adjustment to interest-only and residual certificates, the write-down of cost in excess of equity acquired, and restructuring and severance costs as discussed above. As a result of this net loss, stockholders' equity has been reduced to a deficit balance of $477.8 million.

Selected Financial Data
-----------------------

                           ContiFinancial Corporation
                  Loan Originations, Securitizations and Sales
                             (dollars in thousands)
                                   (unaudited)

                                                       For the three months                    For the nine months
                                                            ended                %                  ended                    %
                                                          December 31,          Incr.             December 31,             Incr.
                                                       1999        1998        (Decr.)        1999          1998          (Decr.)
 Loan Originations
 Home equity, home improvement
    and other residential mortgage loans:
    Brokers                                      $    55,149     $   376,791   (85.4%)   $   664,689     $ 1,153,987       (42.4%)
    Correspondents                                     7,424       1,009,731   (99.3%)       707,731       3,945,035       (82.1%)
    Direct retail                                    360,950         457,313   (21.1%)     1,303,524       1,422,144        (8.3%)
                                                 -----------     -----------             -----------     -----------       -----
 Total home equity, home improvement
 and other residential mortgage loans                423,523       1,843,835   (77.0%)     2,675,944       6,521,166       (59.0%)
                                                 -----------     -----------             -----------     -----------       -----
 Commercial real estate mortgage loans:
    Conduit (ContiMAP(R)and affiliates)                   --          80,537   (100.0%)           --       1,455,844      (100.0%)
    Keystone                                         341,737         236,225    44.7%        909,778         723,720        25.7%
                                                 -----------     -----------             -----------     -----------       -----
 Total commercial real estate loans                  341,737         316,762     7.9%        909,778       2,179,564       (58.3%)
                                                 -----------     -----------             -----------     -----------       -----
 Triad auto loans                                         --          98,992  (100.0%)       88,675         271,945       (67.4%)
                                                 -----------     -----------             -----------     -----------       -----

       Total loan originations                   $   765,260     $ 2,259,589   (66.1%)   $ 3,674,397     $ 8,972,675       (59.1%)
                                                 ===========     ===========             ===========     ===========       =====

 Securitizations and Sales
 -------------------------

 Whole loan sales to Greenwich affiliate         $        --     $        --     n/a     $   771,801     $        --         n/a
 ContiMortgage/ContiWest securitizations                  --       1,049,318   (100.0%)      800,000       4,899,318       (83.7%)
 Other home equity, home improvement and other
    residential mortgage sales                       351,310         782,583   (55.1%)     1,474,798       1,172,126        25.8%
                                                 -----------     -----------             -----------     -----------       -----
 Total home equity, home improvement and
    other residential mortgage sales                 351,310       1,831,901   (80.8%)     3,046,599       6,071,444       (49.8%)
                                                 -----------     -----------             -----------     -----------       -----
 Commercial real estate mortgage loans:
    Whole loan sales                                  73,153         368,762   (80.2%)       535,053         368,762        45.1%
    Conduit (ContiMAP(R)and affiliates)                   --              --     n/a              --         581,343      (100.0%)
    Keystone                                         341,737         236,225    44.7%        909,778         723,720        25.7%
                                                 -----------     -----------             -----------     -----------       -----

 Total commercial real estate
 mortgage loans                                      414,890         604,987   (31.4%)     1,444,831       1,673,825       (13.7%)
                                                 -----------     -----------             -----------     -----------       -----
 Triad auto loans                                         --         100,000   (100.0%)           --         237,674      (100.0%)
 Strategic alliances                                      --          60,000   (100.0%)       12,783         217,188    (94.1.%)
                                                 -----------     -----------             -----------     -----------       -----

       Total securitizations and sales           $   766,200     $ 2,596,888   (70.5%)   $ 4,504,213     $ 8,200,131       (45.1%)
                                                 ===========     ===========             ===========     ===========       =====

n/a - not applicable

                                                   ContiMortgage Corporation
                                              Delinquencies, Defaults and Losses
                                                    (dollars in thousands)
                                                          (unaudited)



ContiMortgage                                                   December 31,         March 31,         December 31,
Servicing Portfolio                                                1999 (3)             1999                1998
--------------------                                           ------------       ------------       ------------
Number of loans serviced (at period end)                            156,625            194,032            190,033
Serviced loan portfolio (at period end)                        $ 10,315,023       $ 12,966,131       $ 12,676,546
                                                               ============       ============       ============
Weighted Average Seasoning (age in months) (1)
                                                                         25                 17                 16
Delinquencies:
   30 - 59 days                                                       2.30%              1.39%              2.06%
   60 - 89 days                                                       0.68%              0.51%              0.74%
   90 days and over                                                   0.01%              0.44%              0.63%
                                                               ------------       ------------       ------------
Total delinquencies (%)                                               2.99%              2.34%              3.43%

Total delinquencies ($)                                           $ 308,345          $ 303,802          $ 434,841

Defaults:

   Foreclosure                                                        3.61%              2.29%              2.14%
   Bankruptcy                                                         2.51%              1.65%              1.59%
   Real estate owned                                                  1.50%              1.04%              1.05%
   Loss mitigation and legal (2)                                      1.36%              1.24%              1.04%
                                                               ------------       ------------       ------------
Total defaults (%)                                                    8.98%              6.22%              5.82%
                                                               ============       ============       ============
Total defaults ($)                                               $  925,908         $  806,656         $  737,189
                                                               ============       ============       ============

----------
(1) This caption illustrates the significant change in the age of the portfolio and provides a frame of reference for the location of the portfolio within the default cycle.

(2) This category includes non-performing accounts specifically identified for accelerated resolution under the Company's loss mitigation program. Resolution strategies include refinances, reinstatements, and full payoffs; forbearance plans; pre-foreclosure sales for less than full payoff; third party foreclosure sales; deed-in-lieu (or "cash for keys"); and charge-offs.

(3) The Company's servicing portfolio is increasing in age and moving into a cycle where delinquency and default levels are expected to peak (as a percentage of current outstanding) and losses will be incurred at increased levels from prior periods. However, the comparability of the delinquency and default percentages is distorted, period to period, as no new servicing is being added to the Company's portfolio, effectively reducing the denominator.

                            ContiMortgage Corporation
                  Delinquencies, Defaults and Losses Continued
                             (dollars in thousands)
                                   (unaudited)

                                                                           For the three           For the twelve
ContiMortgage                                                               months ended            months ended
Loan Loss Experience                                                        December 31,            December 31,
--------------------                                                           1999                    1999
Average serviced loan portfolio                                             $ 10,565,979            $ 12,156,129
                                                                            ============            ============
Net losses:
   REMICs and loans held pending securitization                                   61,115                 209,050
   Loans and properties purchased out of REMICs                                       75                   4,937
                                                                            ------------            ------------
      Total net losses                                                      $     61,190            $    213,987
                                                                            ============            ============
Realized net losses as a percentage of average amount
       outstanding (1) (2):
   REMICs and loans held pending securitization                                    2.32%                   1.72%
   Loans and properties purchased out of REMICs                                    0.00%                   0.04%
                                                                            ------------            ------------
Total realized net losses as a percentage of average amount
       outstanding                                                                 2.32%                   1.76%
                                                                            ============            ============


(1)   Amounts for the three months ended December 31, 1999 are annualized.

(2) The Company's servicing portfolio is increasing in age and moving into a cycle where delinquency and default levels are expected to peak (as a percentage of current outstanding) and losses will be incurred at increased levels from prior periods. However, the comparability of the percentage of realized net losses is distorted, period to period, as no new servicing is being added to the Company's portfolio, effectively reducing the denominator.

Results of Operations

Three and Nine Months Ended December 31, 1999 Compared with the Three and Nine Months Ended December 31, 1998

The Company incurred a net loss of $114.6 million and $686.0 million for the three and nine months ended December 31, 1999 compared to a net loss of $58.8 million and $167.0 million for the three and nine months ended December 31, 1998, an increased loss of $55.8 million and $519.0 million, respectively. The Company's total gross income (loss) decreased to income of $17.8 million and a loss of $153.7 million for the three and nine months ended December 31, 1999, respectively, from income of $125.6 million and $278.5 million for the comparable periods last year. Total expenses decreased to $132.4 million for the three months ended December 31, 1999 from $196.2 million for the comparable period last year, and decreased to $521.8 million for the nine months ended December 31, 1999 from $524.7 million for the comparable period last year.

Explanation of the significant revenue and expense captions and the drivers of those changes are described below.

Gain (Loss) on Sale of Receivables:

The following table sets forth the components of gain (loss) on sale of receivables for the three and nine months ended December 31, 1999 and 1998:

                                                           Three Months Ended        Nine Months Ended
                                                                December 31,             December 31,
                                                        ----------------------    ----------------------
     (dollars in thousands)                                1999         1998         1999           1998
                                                        ---------    ---------    ---------    ---------
     Home equity/home improvement                       $  16,633    $  52,310    $  41,112    $ 223,933
     Commercial real estate                                 1,977        1,515        5,339        4,267
     Auto and Other                                         1,111        5,896        1,111       23,264
                                                        ---------    ---------    ---------    ---------
            Gain (loss) before fair value adjustments      19,721       59,721       47,562      251,464
     Fair value adjustments                               (32,334)     (24,001)    (357,002)    (161,856)
                                                        ---------    ---------    ---------    ---------
            Gain (loss) after fair value adjustments    $ (12,613)   $  35,720    $(309,440)   $  89,608
                                                        =========    =========    =========    =========

Gain (loss) before fair value adjustments was unfavorable by $40.0 million for the three months ended December 31, 1999 as compared to the same three months of fiscal 1999, whereas total securitizations and sales decreased 70.5%, from $2.6 billion to $0.8 billion for the same respective periods. Gain (loss) before fair value adjustments was unfavorable by $203.9 million for the nine months ended December 31, 1999 as compared to the same nine months of fiscal 1999, whereas total securitizations and sales decreased 45.1%, from $8.2 billion to $4.5 billion for the same respective periods. In the three months ended September 30, 1999 Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities. For ContiMortgage/ContiWest transactions, gain (loss) before fair value adjustments expressed as a percentage of total securitizations and sales resulted in a gain of 4.7% compared to a gain of 2.9% for the respective three months ended December 31, 1999 and 1998. This change represents the effect of a significantly higher percentage of the Company's business in the quarter ended December, 1999 being retail originations, in which points and fees collected from the borrower increase the margin. The prior year's gain includes a significantly higher percentage of correspondent originations, in which the premiums paid to acquire such loans decrease the margin. For the nine months ended December 31, 1999 and 1998, ContiMortgage/ContiWest transactions gain before fair value adjustments expressed as a percentage of total securitizations and sales resulted in a gain of 1.3% compared to a gain of 3.7%, respectively. This decrease in profitability between the two periods reflects higher loss assumptions (see below) and higher investor spread requirements.

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

For each of the second and third quarters of fiscal 2000, management made a further determination that assumptions as to future loss frequencies should be increased, resulting in a fair value adjustment to interest-only and residual certificates of $173.5 million in the second quarter and $32.3 million in the third quarter. The basis for this increased expectation in loss frequency was driven by the following factors: For the second quarter of fiscal 2000, (i) the performance of the Company's more seasoned REMICs resulted in management increasing its assumptions of loss frequencies across the entire portfolio, and
(ii) data from third parties regarding loss frequency expectations on sub-prime collateral in general. For the third quarter of fiscal 2000, the performance of certain of the Company's more seasoned REMICS resulted in management increasing its loss assumptions across certain segments of the portfolio.

The cumulative impact of the fair value adjustments to interest-only and residual certificates for the nine months ended December 31, 1999 is $357.0 million.

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

Interest income during the three and nine months ended December 31, 1999 declined $58.1 million or 79.9%, and $136.4 million or 57.9%, respectively, compared to the three and nine months ended December 31, 1998. Interest expense fell $34.5 million or 56.3%, and $75.2 million or 41.2%, respectively, for the three and nine months ended December 31, 1999 compared to the comparable period in the prior year. These decreases reflect the decline in loan originations that began in the second half of fiscal 1999 and continued during the third quarter of fiscal 2000, the elimination of substantially all financing commitments to strategic alliance clients, and the reduction in the balance of ESR.

Net Servicing Income:

Net servicing income consists of servicing fees and prepayment penalties collected from borrowers, and capitalized servicing activity. Net servicing income declined $9.9 million and $51.3 million or 53.4% and 69.0% in the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998. The following table presents the components of servicing income for the two periods:

                                                                      Three months ended                    Nine months ended
                                                                         December 31,                          December 31,
                                                                 ------------------------------      -----------------------------
(in thousands)                                                      1999             1998               1999             1998
Capitalized servicing created                                    $         --      $      9,832      $      7,052      $     62,485
Premiums paid for capitalized prepayment penalties
                                                                           --            (1,903)           (1,736)          (20,524)
Amortization of capitalized servicing                                 (14,218)          (13,329)          (45,579)          (31,201)
Fees and prepayment penalty collections                                22,907            24,031            76,789            63,557

Impairment of capitalized servicing                                        --                --           (13,500)               --
                                                                 ------------      ------------      ------------      ------------
 Net servicing income                                            $      8,689      $     18,631      $     23,026      $     74,317
                                                                 ============      ============      ============      ============

Total ContiMortgage/ContiWest securitization volume              $         --      $  1,049,318      $    800,000      $  4,889,318
Average ContiMortgage servicing portfolio (excluding
    warehouse)                                                   $ 10,404,491      $ 11,402,398      $ 11,161,048      $ 10,259,288

The absence of capitalized servicing created during the quarter ended December 31, 1999 was attributable to the Company's need to sell production on a servicing released basis, and for the quarter ended September 30, 1999 to the appointment of a servicer other than the Company on a loan sale to Greenwich during that quarter. The appointment of another servicer, because of the Company's impaired financial condition, was necessary to obtain the monoline insurance guaranty on the transaction. The increase in amortization of capitalized servicing of $5.6 million in the quarter ended September 30, 1999 and $0.9 million in the quarter ended December 31, 1999 versus the comparable fiscal 1999 quarters was due predominantly to the 20% increase in the amount of capitalized servicing created during fiscal 1999, which affects the level of subsequent amortization, as compared to the amount of capitalized servicing created in fiscal 1998 (such capitalized amounts being $76.6 million and $63.6 million, respectively). Further, the prepayment penalty component of capitalized servicing created was higher in fiscal 1999 than fiscal 1998, and since prepayment penalties have set expiration dates that may be as short as six months, capitalized prepayment penalties are, on average, amortized over a much shorter period than normal servicing fees.

The Company recorded an estimated impairment reserve of $5.5 million during the first quarter of fiscal 2000 because certain securitized portfolios have reached delinquency levels that may trigger the loss of the servicing rights related to those pools. The Company also recorded an estimated impairment reserve of $8.0 million in the second quarter of fiscal 2000 due to the expectation that servicing costs on a per loan basis will increase in the future. Given its current financial condition, the Company is unable to increase its servicing portfolio and as a result the portfolio will increase in age. For the foreseeable future, as the portfolio ages, the portion of the portfolio that is delinquent, which is more costly to service, will increase.

Fees and prepayment penalties collected in the three and nine months ended December 31, 1999 decreased by $1.1 million and increased $13.2 million, respectively, compared to the three and nine months ended December 31, 1998. The decrease in the quarter is primarily due to a decrease in the average balance of the ContiMortgage/ContiWest portfolio of loans. Comparably, the increased prepayment penalties for the nine months ending December 31, 1999 is due to the increased penetration of prepayment penalties in the ContiMortage/ContiWest portfolio of loans (on loans originated during fiscal 1999 and 2000) and the collection of such penalties as this portion of the portfolio matures and prepayment levels increase.

The following table presents an analysis of capitalized servicing rights activity during the nine months ended December 31, 1999:

              (in thousands)
              Balance as of March 31, 1999                         $ 105,273
                 New securitization                                    7,052
                 Capitalized servicing received in strategic
                   alliance asset swap                                 2,534
                 Amortization of capitalized servicing rights        (45,579)
                 Impairment of capitalized servicing                 (13,500)
                                                                   ---------
              Balance as of December 31, 1999                      $  55,780
                                                                   =========

Compensation and Benefits and General and Administrative Expenses:

                                                              Three Months Ended                 Nine Months Ended
                                                                 December 31,                      December 31,
                                                         --------------------------         ---------------------------
(dollars in thousands)                                     1999             1998              1999              1998
                                                         ---------         ---------        ---------         ---------
Compensation and benefits                                $  33,267         $  48,366        $ 129,058         $ 143,532
                                                         =========         =========        =========         =========
General and administrative expenses                      $  37,793         $  41,342        $ 122,758         $ 113,924
                                                         =========         =========        =========         =========
Quarter-end head count                                       2,289             3,433
Average head count for the quarter                           2,332             3,518

In the three and nine months ended December 31, 1999 compensation and benefits decreased by $15.1 million or 31.2% and $14.5 or 10.1% due to a workforce reduction of approximately 34% compared to the comparable periods ended December 31, 1998.

General and administrative expenses decreased in the three months ended December 31, 1999 by $3.5 million, or 8.6% compared to the prior comparable period, due to the implementation of the Restructuring Plan (see Note 2 to the Financial Statements). The increase in G&A expenses for the nine months ended December 31, 1999 of $8.8 million, or 7.8%, primarily reflects the expansion of the Company's direct-to-consumer retail operations during fiscal 2000 and the expansion of the Company's servicing operations due to the increase in the size of the servicing portfolio. Direct-to-consumer retail operations require a higher level of G&A expense than non-retail operations that are conducted through correspondents and brokers.

Other Charges:

Other charges for the three and nine months ended December 31, 1999 and 1998 consisted of the following:

                                                                Three Months Ended     Nine Months Ended
                                                                   December 31,          December 31,
                                                             --------------------   --------------------
                                                                1999        1998       1999        1998
                                                                ----        ----       ----        ----
Other Charges:  (in thousands)
     Write-down of cost in excess of equity acquired          $     --   $ 23,573   $ 62,522   $ 26,355
     Restructuring charges (excluding compensation related)      5,941      4,027     24,656      9,367
     Severance costs                                               717      4,838      9,370      4,838
     Staff retention costs                                       5,563         --     22,706         --
     Write-offs and reserves of receivables from affiliates
        and others, net                                         21,143     11,754     35,370     39,722
     Other                                                          --         --      2,134         --
                                                              --------   --------   --------   --------
Total Other Charges                                           $ 33,364   $ 44,192   $156,758   $ 80,282
                                                              ========   ========   ========   ========

Based on the recent developments discussed in Note 2, management made a determination that the carrying value of cost in excess of equity acquired related to most of the Company's operations had been significantly impaired and appropriate write-downs of $62.5 million for the nine months ended December 31, 1999 had to be recorded.

The restructuring charges of $5.9 and $24.7 million, for the three and nine months ended December 31, 1999, respectively, primarily represent legal and consulting fees related to restructuring.

In August 1999, the Company began the implementation of a workforce reduction plan which has resulted in a reduction of the workforce of approximately 26% as of December 31, 1999, and is expected to result in the reduction of approximately 30% of the Company's employees by the end of the Company's fiscal year in order to achieve the strategic goals of the Company's restructuring plan as discussed in Note 2. A charge of $8.7 million for severance costs was recorded for approximately 760 employees representing a cross section of individuals from all operations of the Company. At December 31, 1999, substantially all of the severance costs originally accrued for have been disbursed. In the quarter ending December 31, 1999, additional severance costs of $0.7 million were incurred.

Staff retention costs include monthly discretionary stay bonuses and CFN and CMC 1999 Retention Bonus Plans (the "Plans"). In July 1999 and August 1999, the Company established the Plans for the purpose of retaining the valuable services of the Company's key employees through the restructuring period. In order to guarantee payment to employees of amounts that will become due to them under the Plans, the Company established and funded irrevocable trusts with the amount necessary to satisfy the Company's maximum liability under the Retention Bonus Plans.

The Write-offs and reserves of receivables from affiliates and others primarily relates to approximately $21 million and $39.8 million at the three and nine months ending December 31, 1999, of reserves taken against certain assets received from a strategic alliance. The continued effect of the market conditions referred to in Note 2 on this strategic alliance caused the realization of the assets recorded on other receivables to become doubtful.

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

The Company's Bank Facilities and the Greenwich warehouse and purchase facilities expire on March 31, 2000. The Company does not currently have sufficient financial resources to repay the borrowings under the Bank Facilities on such date, and no assurance can be given that the Company will be able to extend, renegotiate or refinance any of the facilities. The Company does not expect that the proceeds it would receive upon the consummation of any sale of its assets would be sufficient to allow the Company to repay the Bank Facilities and the Senior Notes or to replace the Greenwich facilities. Accordingly, the Company contemplates that it will be necessary to restructure its outstanding debt, including the Bank Facilities and the Senior Notes, by the commencement of reorganization proceedings under Chapter 11 of the Bankruptcy Code.

Sources of Liquidity and Capital

During the quarter ended December 31, 1999, the Company's primary sources of liquidity were whole loan sales to the Greenwich purchase facilities and to other third party loan purchasers.

On August 12, 1999, the Company entered into a definitive agreement with Greenwich to provide the Company with a $500 million revolving servicing-released whole loan purchase facility of up to $1.5 billion, at ContiFinancial's option, through March 31, 2000. Greenwich provides a warehouse facility of up to $250 million on a revolving basis. Both facilities expire on March 31, 2000. In addition to the two facilities, Greenwich purchased on a whole loan basis, through an affiliate, approximately $772 million of home equity loans which were funded under ContiFinancial's prior warehouse facilities.

As of December 31, 1999, the Company had utilized $107 million of the capacity under the Greenwich warehouse facilities.

On November 9, 1999, the Company entered into a new arrangement with Greenwich to provide monthly servicer advances, up to an aggregate outstanding amount of $125 million, to certain REMICs for which ContiMortgage is the servicer. This arrangement replaced the ContiGroup arrangement which expired on October 15, 1999. Greenwich has agreed to make these advances, for a fee, through November 9, 2000.

As discussed in the "Recent Developments, Financial Results and Liquidity", the Company is operating on a negative cash flow basis and is dependent on the Greenwich facilities for its continued operations. In order to fund new loans and asset originations and purchases, the Company is dependent on its ability to fund loans under the Greenwich facilities.

The Company is required to comply with various financial covenants under its outstanding Senior Notes and Bank Facilities. As of December 31, 1998 and continuing through December 31, 1999, the Company's leverage ratio exceeded the leverage ratio test under the covenants of its outstanding Senior Notes. As a result, the Company is prevented from issuing additional unsecured debt until its leverage ratio is below such test.

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

On August 19, 1999, the Company agreed with the lenders under its Bank Facilities to extend the maturity date of the Bank Facilities from August 20, 1999 to March 31, 2000 and to convert both facilities into term arrangements. The Company also agreed to certain modifications of the Bank Facilities including a $20 million minimum liquidity covenant. The agreement also includes providing collateral to the lenders in the form of a lien on certain Excess Spread Receivables. The book value of these Excess Spread Receivables as of December 31, 1999 was approximately $84 million. The interest rate on each facility remains at LIBOR plus 300 basis points. The Company was in compliance with the amended covenants of the Bank Facilities as of December 31, 1999.

At December 31, 1999, the Company had outstanding $422 million on its Bank Facilities.

On June 11, 1999, the Company sold its interest in Triad to Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. The sale of Triad resulted in a gain to the Company of approximately $22.6 million and provided gross proceeds of approximately $134 million through sale proceeds, repayment of intercompany debt and net return of intercompany warehouse financing. Of this amount, approximately $95 million was used to pay down the Company's Bank Facilities, thereby reducing the commitments under the Bank Facilities by the pay down amount.

On July 15, 1999, Standard & Poor's lowered its senior unsecured debt and long-term debt credit ratings to CC, Moody's Investors Service downgraded the Company's long-term debt ratings to Caa2 and Fitch IBCA reduced the Company's long-term debt rating to C.

On January 3, 2000, the New York Stock Exchange ("NYSE") announced that trading in the stock of the Company was to be suspended on January 5, 2000. Following suspension the NYSE applied to the Securities and Exchange Commission to delist the Company. The NYSE's action was taken because the Company did not meet the NYSE's listing standards.

Year 2000

The "Year 2000" issue, the ability of systems to identify dates in the 21st century, was a critical business and operation issue that was successfully addressed by the Company's entities. The year 2000 passed with virtually no disruption to business. The minor system interruptions that occurred were corrected within hours.

The total cost of Year 2000 remediation, including contingency planning, was slightly below the expected expenditure of $2 million.


Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements relating to the Company's future performance or accomplishing strategic alternatives, including a sale of the Company's assets, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements, including the ability of the Company to successfully complete a transaction with a buyer of the Company's assets. Such factors also include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates including as to when levels are expected to peak; credit losses; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the ability of the Company to negotiate agreements to sell whole loans; the impact of certain covenants in debt agreements of the Company; the degree to which the Company is leveraged; the Company's needs for financing; the continued availability of the Company's credit facilities through March 31, 2000; the risk of margin calls on the Company's warehouse facilities; capital markets conditions, including the markets for asset-backed securities and commercial mortgage loans; the performance of the Company's subsidiaries and affiliates; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

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

Using the sensitivity analysis described above, as of December 31, 1999, the Company estimates that a parallel, instantaneous and permanent increase in the U.S. Treasury yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $2 million; an instantaneous and permanent increase in the LIBOR yield curve of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $20 million; an instantaneous and permanent increase in the discount rate of 120 basis points (1.20%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $32 million; and an instantaneous and permanent increase in the investor yield spread requirement of 50 basis points (.50%), all else being constant, would result in an aggregate decrease in the fair value of its interest rate sensitive financial instruments (derivative and other) of approximately $2 million.

The Company assumed there would be no material change in prepayment speeds under the interest rate change scenarios presented above. The Company estimates that a 100 basis points (1.0%) increase in prepayment speeds would decrease the fair value of the interest-only and residual certificates by approximately $20 million and would decrease the fair value of the capitalized servicing rights by $1 million (net of the estimated benefit from increased prepayment penalty income). See Note 4 to the Consolidated Financial Statements for the effect of changes in prepayment speeds and other assumptions on the interest-only and residual certificates.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        A number of purported class actions have been filed on behalf of the identified stockholders of the Company, and similarly situated individuals, against the Company, Continental Grain Corporation (sued in its capacity as a "controlling person") and former Company officers and/or directors, James E. Moore and Daniel J. Willett. Four actions have been filed in the United States District Court for the Eastern District of New York: Dea O'Hopp, et al., v. ContiFinancial, et al., No. 99 Civ 6794; Scott Brenner, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8074; Christopher Locallo, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8065, and Yisroel Weingarten, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 8209; three other actions have been filed in the United States District Court for the Southern District of New York: I & M Associates, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 10941; Elfriede Glancy, et al., v. ContiFinancial Corporation, et al., No. 99 Civ 11436; William Black, et al., v. ContiFinancial Corporation, et al., No. 99 Civ. 11941. The complaints are virtually identical and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false or misleading statements and omissions in Company press releases, SEC filings, and statements made to analysts during the period from January 19, 1998 through July 21, 1999. These misstatements and omissions, plaintiffs allege, artificially inflated the Company's stock price during the relevant time period. Plaintiffs in each of the cases seek damages in an unspecified amount. The Company, along with the other defendants, is seeking to have all seven cases consolidated in the Southern District of New York; plaintiffs are seeking to consolidate the litigation in the Eastern District of New York. Also pending is a motion under the Private Securities Litigation Reform Act of l995 for the appointment of lead plaintiffs and lead plaintiffs' counsel. While the Company intends to defend these actions vigorously, any filing by the Company under Chapter 11 of the Bankruptcy Code would operate automatically to stay the prosecution of the litigation against the Company. Given the preliminary stage of the litigation, and the uncertainties surrounding the Company's ability to continue as a going concern, the Company is unable to evaluate the potential materiality of such suits, if any, on future financial results.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits

            Exhibit
              No.                             Description
            ---------------------------------------------

            10.37    Supplemental Servicing Amendment

            11.1     Computations of the Company's Earnings Per Common Share

            12.1     Ratio of Earnings to Fixed Charges

            27.1     Financial Data Schedule

            (b)  Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ContiFinancial Corporation

Signature                         Title                              Date
---------                         ------                             ----
/s/ William P. Higgins   Senior Vice President and Controller  February 14, 2000
-----------------------  (Principal Accounting Officer)
William P. Higgins

/s/ Frank W. Baier       Senior Vice President and Chief
-----------------------  Financial Officer (Principal          February 14, 2000
Frank W. Baier           Financial Officer)